Form 10-Q
period 1994-01-13
ORION PICTURES CORP
filed 1994-01-13
CIK 35590

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              Form 10-Q


(Mark One)
[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:  November 30, 1993
                                                   OR
[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________


                     Commission File Number:  1-5979


                        ORION PICTURES CORPORATION
          (Exact name of registrant as specified in its charter)


          DELAWARE                                   13-1680528
 (State or other jurisdiction of                (I.R.S.Employer
 incorporation or organization)                 identification no.)


          1888 Century Park East, Los Angeles, California  90067
                 (Address of principal executive offices)


             Registrant's telephone number, including area code:
                               (310) 282-0550


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X   No

Number of shares of Common Stock outstanding as of January 7, 1994:
20,000,000

                      ORION PICTURES CORPORATION

                               INDEX TO
                     QUARTERLY REPORT ON FORM 10-Q





PART I - FINANCIAL INFORMATION




        Item 1.     Condensed Consolidated Financial Statements
                    Condensed Consolidated Statements of Operations Condensed Consolidated Balance Sheets
                    Condensed Consolidated Statements of Cash Flows Notes to Condensed Consolidated Financial Statements


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





PART II - OTHER INFORMATION

                    PART I - FINANCIAL INFORMATION

                      ORION PICTURES CORPORATION
     (Debtor-in-Possession from December 11, 1991 to November 5, 1992)
              Condensed Consolidated Statements of Operations
                  (in thousands, except per-share amounts)
                                 (unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                        November 30,                 November 30,
                                                    ------------------           ------------------

                                                        1993       1992              1993       1992
Revenues                                            $ 70,729   $ 53,726          $140,952   $169,611
Cost of rentals                                       62,320     39,454           150,262    139,748
                                                     -------    -------           -------    -------
Gross profit (loss)                                    8,409     14,272            (9,310)    29,863

Other costs and expenses:
  Selling, general and administrative                  5,250      8,398            15,805     25,784
  Interest, net (contractual interest $14,200
     and $44,574 for the three and nine
     months ended November 30, 1992)                   8,107      6,520            24,674     15,155
                                                     -------     ------           -------    -------
Loss before chapter 11 reorganization items
  and provision for income taxes                      (4,948)      (646)          (49,789)   (11,076)

Chapter 11 reorganization items                          193      6,208             1,406     15,740
                                                     -------     ------            ------     ------
Loss before provision for income taxes                (5,141)    (6,854)          (51,195)   (26,816)
Provision for income taxes                               300      2,300             1,300      4,500
                                                     -------     ------            ------     ------
Loss before extraordinary gains recognized
  upon emergence from chapter 11                      (5,441)    (9,154)          (52,495)   (31,316)

Extraordinary gains recognized upon emergence
  from chapter 11, net of income tax                    ----    312,592              ----    312,592
                                                      -------    --------           ------    -------
Net income (loss)                                   $ (5,441)   $303,438         $(52,495)  $281,276
                                                      -------    --------           ------    -------
Income (loss) per common share:
  Loss before extraordinary gains                   $   (.27)  $ ( 1.57)         $  (2.62)  $( 15.39)
                                                      -------    --------           ------    -------
  Net income (loss)                                 $   (.27)  $  52.06          $  (2.62)  $ 138.16
                                                      -------    --------           ------    -------
Number of common and common equivalent
  shares entering into computation                     20,000      5,829            20,000      2,036
                                                      -------    --------           ------    -------

See accompanying Notes to Condensed Consolidated Financial Statements

                         ORION PICTURES CORPORATION
                   Condensed Consolidated Balance Sheets
                              (in thousands)
                                (unaudited)


                                                          November 30,    February 28,
                                                             1993             1993
                                                          -----------     -----------
ASSETS:

    Cash and cash equivalents                             $  23,370       $  77,539
    Accounts receivable, net                                 92,105          97,699
    Film inventories                                        432,570         498,890
    Other assets                                             21,648          30,228
                                                          -----------    -----------
                                                          $ 569,693       $ 704,356
                                                          -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:

    Accounts payable                                      $   2,064       $   2,634
    Accrued expenses                                         39,030          41,948
    Participations and residuals                             50,929          66,613
    Notes and subordinated debt                             274,829         325,158

    Deferred revenues                                        88,337         101,004

    Shareholders' equity:
      Common stock                                            5,000           5,000
      Paid-in surplus                                       265,811         265,811
      Accumulated deficit                                  (156,307)       (103,812)
                                                          -----------    -----------
      Total shareholders' equity                            114,504         166,999
                                                          -----------    -----------

                                                          $ 569,693       $ 704,356
                                                          -----------    -----------

See accompanying Notes to Condensed Consolidated Financial Statements

                         ORION PICTURES CORPORATION
    (Debtor-in-Possession from December 11, 1991 to November 5, 1992)
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                        Nine Months Ended
                                                                           November, 30
                                                               -------------------------------
                                                                  1993                  1992
                                                                 ------                ------
Operations:
  Loss before chapter 11 reorganization
    items and provision for income taxes                      $ (49,789)           $ (11,076)
  Provision for income taxes                                     (1,300)             ( 4,500)
  Loss exclusive of chapter 11 reorganization items             (51,089)             (15,576)
  Adjustments to reconcile loss exclusive                      ---------            ----------
    of chapter 11 reorganization items
    to cash provided by operations exclusive
    of chapter 11 reorganization items:
       Amortization of film costs                               115,452              100,599
       Decrease in accounts receivable                            5,594               24,918
       Decrease in accounts payable and
          accrued expenses                                       (9,528)             (20,459)
       Accrual of participations and residuals                   12,183               17,439
       Payments of participations and residuals                 (21,763)                 ---
       Increase (decrease) in deferred revenues                 (12,667)               2,556
       Other, net                                                13,975               15,866
    Cash provided by operations                                 ---------            ----------
       exclusive of chapter 11 reorganization items              52,157              125,343
    Payments of chapter 11 reorganization items                  (1,406)              (9,374)
                                                                ---------            ----------
    Cash provided by operations                                  50,751              115,969

Investment activities:
  Investment in film inventories                                (49,132)              (7,238)
  Other                                                           5,194                1,706
                                                                ---------            ----------
    Cash used in investment activities                          (43,938)              (5,532)

Financing activities:
  Sale of common stock to majority shareholder                      ---               15,000
  Payments on notes and subordinated debt                       (60,982)             (83,649)
                                                                ---------            ----------
    Cash used in financing activities                           (60,982)             (68,649)

Increase (decrease) in cash                                     (54,169)              41,788
Cash and cash equivalents at beginning of period                 77,539               21,560
                                                                ---------            ----------
Cash and cash equivalents at end of period                    $  23,370            $  63,348
                                                                ---------            ----------


See accompanying Notes to Condensed Consolidated Financial Statements

                   ORION PICTURES CORPORATION

      Notes to Condensed Consolidated Financial Statements
                           (unaudited)



1.  Introduction

The accompanying interim condensed consolidated financial statements of Orion Pictures Corporation and its subsidiaries (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K (the "1993 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of November 30, 1993, the results of its operations for the three- and nine-month periods ended November 30, 1993 and 1992 and its cash flows for the nine-month periods ended November 30, 1993 and 1992 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

The Company's Modified Third Amended Joint Consolidated Plan of Reorganization was confirmed by the United States Bankruptcy Court for the Southern District of New York pursuant to an order issued on October 20, 1992, and became effective on November 5, 1992. The condensed consolidated financial statements and other disclosures contained herein should be read in light of such effectiveness. In particular, as described in "Liquidity and Capital Resources", selling, general and administrative costs and interest expense in future periods are likely to exceed gross profit recognized in each period, which will result in the reporting of net losses for financial reporting purposes for the foreseeable future.

2. Basis of Presentation

On December 11 and 12, 1991 (the "Filing Date"), the Company and substantially all of its subsidiaries filed petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Court"). During the period from the Filing Date to November 5, 1992 (the "Bankruptcy Period"), the Company operated under a series of court orders and actively sought to obtain new equity capital and other forms of investment in order to recapitalize. In this regard, the Company filed its "Debtors' Joint Consolidated Plan of Reorganization" (the "Plan") with the Court on July 13, 1992 (as amended on July 24, 1992, August 7, 1992, September 3, 1992 and October 20, 1992) and the related "Disclosure Statement for Debtors' Joint Consolidated Plan of Reorganization" with the Court on July 21, 1992 (as amended on July 24, 1992, August 7, 1992 and September 3, 1992). On October 20, 1992 (the "Confirmation Date"), the Court confirmed the Plan which became effective on November 5, 1992 (the "Effective Date"). The Plan and the Company's reorganization activities are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain claims have arisen after the Filing Date from rejection of executory contracts and leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts (Note 9). The Company's consolidated financial statements were prepared on a going concern basis during the Bankruptcy Period, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

3.  Chapter 11 Reorganization Costs

The Company has applied the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants ("SOP 90-7") to account for the effects of operating in a chapter 11 environment during the Bankruptcy Period. SOP 90-7 requires direct costs of administering the chapter 11 filing, particularly professional fees, to be expensed as incurred. Accordingly, Chapter 11 reorganization items presented on the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended November 30, 1993 and 1992 are comprised primarily of legal fees incurred during those periods. Direct costs of administering the chapter 11 filing are expected to continue until all claims and related litigation are resolved.

4.  Film Inventories

The following is an analysis of film inventories (in thousands):


                                               November 30,        February 28,
                                                   1993                1993
                                                 ---------         --------
   Theatrical films:
     Released                                  $ 345,501           $ 343,011
     Completed and unreleased                     72,917             140,567
   Television programs:
     Released                                     14,152              15,312
                                                 ---------          --------
                                               $ 432,570           $ 498,890
                                                 ---------          --------

In late December 1991, the Company received a notice from Showtime Networks, Inc. ("Showtime") that Showtime believes that the Company had not complied with the so-called "key man clause" in the Company's exclusive film licensing agreement with Showtime and, accordingly, that Showtime will not license the ten pictures theatrically released in the domestic marketplace during fiscal 1992 and 1993 and the first three quarters of fiscal 1994 and the Company's six remaining unreleased pictures (the "Key Man Dispute"). License fees under the Showtime agreement for these sixteen films are expected to aggregate approximately $77,000,000. After a review of the underlying facts and circumstances and consultation with counsel, the Company advised Showtime that the Company has complied with the key man clause in the Showtime agreement, that failure to accept delivery of the product rejected by Showtime constituted Showtime's default under the agreement and that the Company intended to pursue all available remedies to realize the domestic pay television license fees due under the Showtime agreement.

On March 20, 1992, the Company filed a proceeding in the Court against Showtime seeking, among other things, an order permitting the Company to exercise its power under the Bankruptcy Code to assume, and therefore not reject, the Showtime agreement. As part of its request to assume the agreement, the Company sought a factual determination by the Court that it had complied with the key man clause.

After a hearing and trial on these matters held on May 14 and 15, 1992, the Court issued an order dated June 3, 1992 (the "Showtime Order"), authorizing the Company to assume the Showtime agreement and finding that the Company had complied with the key man clause. Showtime subsequently appealed the Showtime Order to the United States District Court for the Southern District of New York (the "District Court"). On December 8, 1992, the District Court affirmed the decision of the Court. On January 13, 1993, Showtime appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit (the "Appeals Court"). Oral argument was held on June 7, 1993. On September 17, 1993, the Appeals Court vacated the grant of motion to assume and remanded the motion to assume to the Court for further proceedings. The Company currently intends to commence an appeal of the Appeals Court's decision to the Supreme Court of the United States by petitioning the Supreme Court for a writ of certiorari and will pursue the appeal vigorously if certiorari is granted. The Company's time to appeal the decision of the Appeals Court has been extended up to and including January 31, 1994. If the Appeals Court's decision is not reversed by the Supreme Court, the Appeals Court's decision ultimately could lead to a retrial of the issue of Orion's compliance with the key man clause to a jury. In the event of any such retrial, the Company intends to pursue the matter vigorously although it cannot be predicted how a jury would determine the facts.

On May 6, 1993, the Company was served with a complaint from Showtime alleging that Showtime should be permitted to offset approximately $29,400,000 in fees plus interest already paid by Showtime to the Company against future license fees due the Company under the Showtime agreement (the "Qualification Dispute"). Showtime claims that eight of the Company's films did not meet certain contractual qualification criteria including one of which is already included in the disputed pictures under the Key Man Dispute described above. On June 18, 1993, the Company commenced an adversary proceeding in the Court against Showtime seeking the declaratory judgement that the claims asserted in the Qualification Dispute are barred by, inter alia, operation of the Plan and Confirmation Order.

On September 7, 1993, the Court granted the Company's request for a preliminary injunction temporarily barring Showtime from prosecuting the claims asserted in the Qualification Dispute until the Court can decide the claims asserted by the Company in its adversary proceeding against Showtime. The date of the hearing on the Company's claims asserted in the adversary proceeding including, inter alia, the Company's request for an injunction permanently barring Showtime from prosecuting the claims asserted in the Qualification Dispute has been adjourned to February 8, 1994.

The Company and Showtime are currently engaged in settlement negotiations aimed at resolving all disputes between the Company and Showtime, including, without limitation, the litigations regarding the Key Man Dispute and the Qualification Dispute. Any such settlement would require approval of the Bankruptcy Court. There can be no assurance that Showtime and the Company will reach an agreement settling all disputes between the parties, that such settlement will be concluded on a timely basis, or such settlement will not have a material adverse effect upon the Company's financial position, results of operations and ability to meet the cash flow projections included in the Disclosure Statement.

Film inventories at November 30, 1993 and February 28, 1993 shown above are stated based upon the assumption that all license fees due under the Showtime agreement will eventually be realized; however, no assurance can be given that the Company will be successful in its efforts to realize all such fees. If the Company is unable to fully recover such fees, there would be a material adverse effect upon the consolidated financial position and results of operations of the Company, as well as the Company's ability to achieve the cash flow projections included in the Disclosure Statement. No revenues have been recorded related to the licensing to Showtime of the pictures subject to the Key Man Dispute mentioned above. Approximately $27,100,000 of revenues has been recognized related to seven of the eight titles subject to the Qualification Dispute.

Approximately two-thirds of the Company's film inventories at November 30, 1993 and at February 28, 1993 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods.

Since the date of the Company's quasi-reorganization (February 28, 1982), when the Company's inventories were restated to reflect their then current market value, the Company has amortized 86% of the gross cost of its film inventories, including those produced subsequent to the quasi-reorganization. Approximately 95% of such gross film inventory costs will have been amortized by November 30, 1996. As of November 30, 1993, approximately 63% of the unamortized balance of film inventories currently in release and to be released will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

5.  Notes and Subordinated Debt

Notes and subordinated debt is comprised of the following (in thousands):


                                                                November 30,      February 28,
                                                                     1993              1993
                                                                -----------       ------------
   Notes payable to banks pursuant to the Third Amended
       and Restated Credit Agreement ("Third Restated
       Credit Agreement")                                         $125,350            $162,207

   Talent Notes, net of unamortized discounts of $10,425
       and $9,037                                                   28,457              28,786

   Creditor Notes, net of unamortized discounts of $29,072
       and $33,931                                                  33,468              30,494

   Non-interest bearing payment obligation to Sony,
       net of unamortized discounts of $3,362 and $5,435            39,069              54,068

   Other guarantees and contracts payable, net of
       unamortized discounts of $3,809 and $4,958                    9,561              12,955
                                                                -----------       ------------
   Total notes payable                                             235,905             288,510

   10% Subordinated Debentures due 2001,
       net of unamortized discounts of $10,997 and $12,375          38,924              36,648
                                                                -----------       ------------

   Total notes and subordinated debt                              $274,829            $325,158
                                                                -----------       ------------

Approximately $190,826,000 was outstanding under the Third Restated Credit Agreement on the Effective Date of the Plan (Note 2). Such amount has been reduced through repayments to approximately
$125,350,000 at November 30, 1993 which matures as follows (in thousands):

                          October 20
                          ----------
                              1994           $ 61,134
                              1995             64,216
                                             --------
                                             $125,350
                                             --------

Notwithstanding the above maturity schedule, and to the extent that the Company generates positive net cash flow (as defined in the Third Restated Credit Agreement) ("Net Cash Flow") for the immediately preceding period, the Company is required to make principal payments of amounts outstanding under the Third Restated Credit Agreement at least quarterly during the period from the Effective Date to October 20, 1995, in amounts approximating 62% of the Company's Net Cash Flow. In addition, in connection with consummation of the Plan, Metromedia Company ("Metromedia"), the Company's principal shareholder, and an affiliate of Metromedia guaranteed the payment of substantially all of the Company's payment obligations under the Third Restated Credit Agreement pursuant to a bank guarantee (the "Bank Guarantee"). In the event the guarantor or its affiliate makes any payments under the Bank Guarantee, the Company has agreed to reimburse such party pursuant to a reimbursement agreement out of the portion of Net Cash Flow allocated to the Banks (62%) and Sony (23%) following payment in full of the Banks and Sony.

In accordance with the terms of the Plan, the Company had a $70,000,000 non-interest bearing payment obligation to Sony at the Effective Date (the "Sony Obligation"). The Sony Obligation is payable pari passu with amounts payable under the Third Restated Credit Agreement described above, and is backed up by a letter of credit issued pursuant to the Third Restated Credit Agreement. Such amount has been reduced through repayments to approximately $42,431,000 at November 30, 1993 which matures as follows (in thousands):

                          November 5
                          ----------
                          1994               $ 22,431
                          1995                 20,000
                                             --------
                                             $ 42,431
                                             --------

To the extent the Company fails to repay such amounts on a timely basis, Sony may, after giving notice and an opportunity to cure to the guarantors under the Bank Guarantee, draw under the letter of credit issued in its favor. In such event, such amount would become an obligation of the Company under the Third Restated Credit Agreement and guaranteed pursuant to the Bank Guarantee. Notwithstanding the above maturity schedule and to the extent that the Company generates Net Cash Flow for the immediately preceding period, the Company is required to make principal payments of amounts outstanding for the obligation to Sony at least quarterly during the period from the Effective Date to November 5, 1995 in an amount approximating 23% of the Company's Net Cash Flow.

The following is a summary of the cumulative minimum aggregate Net Cash Flow that must be received by the holders of the Talent Notes, the Creditor Notes and the 10% Subordinated Debentures in payment of their respective principal and interest in accordance with the terms of the Plan. These mandatory minimum amounts may be reduced by the portion of amounts due under the Showtime agreement allocated to the holders of Talent Notes, Creditor Notes and 10% Subordinated Debentures, to the extent that the amounts are not received by the Company (in thousands):


                                                              Cumulative
           Quarters Ending                                      Minimum
         During Period From                                     Amounts
         ------------------                                   ----------
     December 1, 1994 to February 28, 1995. . . . . . . . . . . .$27,596
     March 1, 1995 to February 29, 1996 . . . . . . . . . . . . . 61,948
     March 1, 1996 to February 28, 1997 . . . . . . . . . . . . . 97,802
     March 1, 1997 to February 28, 1998 . . . . . . . . . . . . .161,140
     March 1, 1998 to February 28, 1999 . . . . . . . . . . . . .204,741

In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan, a Net Cash Flow distribution was not made for the quarter ended August 31, 1993 because the Company did not generate Net Cash Flow. Because distributions of Net Cash Flow are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan and the agreements entered into in connection with the Plan, no assurance can be made as to the amount, if any, of each future distribution. The Company has made four Net Cash Flow distributions in accordance with the Plan. The distributions were made in November 1992, March 1993, June 1993, and December 1993, respectively. The following table describes the allocation of these distributions in accordance with the Plan (in thousands):


                                           December       August        June        March       November
                                             1993          1993         1993         1993         1992
                                            ------        ------       ------       ------       ------
Third Restated Credit Agreement            $  2,488        $ ---     $ 12,166     $ 24,691      $ 28,619
Sony Obligation                                 912          ---        8,016        9,056        10,497
Talent Notes (principal and interest)           340          ---        2,018        3,375         3,910
Creditor Notes                                  ---          ---          ---        1,046         1,498
10% Debentures due 2001                         ---          ---          ---          ---           977
Interest on 10% Debentures due 2001             260          ---        1,544        1,535           519
                                             ------        ------       ------       ------       ------
                                           $  4,000      $     0     $ 23,744     $ 39,703      $ 46,020
                                             ------        ------       ------       ------       ------

Pursuant to the Waiver and Consent dated as of June 30, 1993 under the Third Restated Credit Agreement, $2,600,000 of the portion of the June 1993 distribution payable pursuant to the Plan to the Company's banks was instead paid to Sony. In accordance with the terms of the Plan, the portion of Net Cash Flow which would otherwise be payable to holders of Creditor Notes for the December
1993, June 1993 and March 1993 distributions were used to satisfy, in whole or in part, the interest obligation on the 10%
Subordinated Debentures. In addition, in accordance with the indenture for the 10% Subordinated Debentures, a portion of the interest due October 1, 1993 on the 10%
Subordinated Debentures, was paid with cash and a portion, approximately $898,000, was paid by the issuance of additional debentures. Also, in accordance with the Talent Note indenture, all of the interest due for the three-month periods ended August 31, 1993 and November 30, 1993 on the Talent Notes was paid by the issuance of additional notes (approximately $405,000 and $426,000, respectively). The payments on the Sony Obligation have reduced the outstanding amount on the letter of credit supporting such obligation to $47,431,000, at November 30,1993.

All descriptions of securities above refer to securities issued and in certain cases, estimated amounts of such securities that are yet to be issued. Accordingly during the three-month period ended November 30, 1993, approximately $6,000,000 was reclassified from Participations and residuals payable to Talent Notes as an estimate of the resolution of certain claims.

                                                                12
6.  Income Taxes

The provision for income taxes for the three months ended November 30, 1993 consists of the following (in thousands):

                                                           State
                                                            and
                                              Federal      Local           Foreign       Total
                                              -------      -------         -------       -------
Loss before provision for income taxes        $   ---      $   ---         $   300       $   300
Extraordinary gains                               ---          ---             ---          ----
                                              -------      -------         -------       -------
                                              $   ---      $   ---         $   300       $   300
                                              -------      -------         -------       -------

The provision for income taxes for the three months ended November 30, 1992 consists of the following (in thousands):

                                                            State
                                                             and
                                              Federal       Local          Foreign       Total
                                              -------      -------         -------       -------
Loss before provision for income taxes        $   ---      $ (100)         $ 2,400       $ 2,300
Extraordinary gains                               ---         100              ---           100
                                              -------      -------         -------       -------
                                              $   ---      $   ---        $  2,400       $ 2,400
                                              -------      -------         -------       -------

The provision for income taxes for the nine months ended November 30, 1993 consists of the following (in thousands):

                                                            State
                                                             and
                                              Federal       Local          Foreign       Total
                                              -------      -------         -------       -------
Loss before provision for income taxes        $   ---      $   100         $ 1,200       $ 1,300
Extraordinary gains                               ---          ---             ---          ----
                                              -------      -------         -------       -------
                                              $   ---      $   100          $1,200       $ 1,300
                                              -------      -------         -------       -------

The provision for income taxes for the nine months ended November 30, 1992 consists of the following (in thousands):

                                                            State
                                                             and
                                              Federal       Local          Foreign       Total
                                              -------      -------         -------       -------
Loss before provision for income taxes        $   ---      $   200          $4,300        $4,500
Extraordinary gains                               ---          100             ---           100
                                              -------      -------         -------       -------
                                              $ -----      $   300          $4,300       $ 4,600
                                              -------      -------         -------       -------

These provisions are based, in part, upon estimates of the Company's effective tax rate for the entire year. Only a portion of such provisions are offset by losses from operations, because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur.

Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("SFAS 109"). The Company's results of operations were not impacted by the change in method of accounting for income taxes resulting from the adoption of SFAS 109.

7. Loss Per Common Share

Pursuant to the Plan, all 22,508,600 shares of the Company's previously outstanding common stock and 7,237 shares of the Company's previously outstanding preferred stock were canceled at the Effective Date and the holders of such stock received 160,000 and 20,000 shares (0.8% and 0.1%), respectively, of the reorganized Company's 20,000,000 newly issued common shares. All outstanding options to purchase common stock pursuant to the Company's stock option plans were also canceled.

Per-share amounts presented on the Company's Condensed Consolidated Statements of Operations for periods ended after the Effective Date are computed by dividing Loss before extraordinary gains and Net income (loss) by the weighted average number of issued common shares outstanding during each period.

Per-share amounts presented for periods ended before the Effective Date were computed by dividing Loss before extraordinary gains and Net income (loss) reduced by preferred and preference dividends and, when applicable, increased by pro-forma reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

8.  Revenue Information

The sources of the Company's revenues from operations by market for the three- and nine-month periods ended November 30, 1993 and 1992 are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company derives significant revenues from the foreign distribution of its theatrical motion pictures and television programming. During the three months ended November 30, 1993 and 1992, the Company generated revenues of $23,280,000 and $19,525,000, respectively, from foreign distribution of such product. During the nine-month periods ended November 30, 1993 and 1992, the Company generated foreign distribution revenues of $64,412,000 and $85,660,000, respectively.

9.  Contingent Liabilities

The Company and its subsidiaries are contingently liable with respect to various matters, including litigation in the ordinary course of business and otherwise. Some of the pleadings in various litigation matters contain prayers for material awards. As described in Note 2, claims have arisen after the Filing Date from the determination by the Court (or agreement by parties in interest) to allow claims for certain of these contingencies and other disputed amounts. Based upon management's review of the underlying facts and circumstances and consultation with counsel, management believes such matters will not result in the allowance by the Court of significant additional liabilities subject to compromise which would have a material adverse effect upon the consolidated financial position or results of operations of the Company with the possible exceptions of the Showtime disputes described in Note 4 and the matter described below.

As previously disclosed in the Registrant's Annual Reports on Form 10-K for the fiscal years ended February 29, 1992 and February 28, 1993, on October 12, 1990, Hemdale Film Corporation ("Hemdale") filed an action against the Company in the Superior Court for Los Angeles alleging various breaches of the agreements between Hemdale and the Company for distribution of the motion pictures "PLATOON", "HOOSIERS" and "THE TERMINATOR". The plaintiff produced these pictures which the Company released. The complaint seeks an accounting and damages purportedly in excess of $30,000,000 and is based on the allegation that the Company paid Hemdale less than it was due under the agreements, used improper accounting practices, refused to permit Hemdale's representatives to conduct appropriate examinations of the Company's books and records and provided Hemdale with allegedly inaccurate and inadequate settlement statements. On December 10, 1990, the Company filed its answer, denying the material allegations of the complaint, asserting that its accounting practices were accurate in all respects. Following the filing of the Company's bankruptcy petition, Hemdale filed a proof of claim substantially based on the allegations in its complaint. The Company has objected to Hemdale's claim and the estimation hearing on Hemdale's claim has been further adjourned in the Court until February 8, 1994. The parties have been engaged in discussions regarding the use of a mediator to mediate the claims. No assurance can be given at this time concerning the ultimate outcome of the Hemdale litigation or the effect thereof, if adverse to the Company. As a result of the Company's chapter 11 filings, if the case is not otherwise resolved, it is expected that this case will be tried before the Court.

                      ORION PICTURES CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


On December 11 and 12, 1991 (the "Filing Date"), the Company and certain of its subsidiaries filed petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Court"). During the period from the Filing Date to November 5, 1992 (the "Bankruptcy Period"), the Company operated under a series of Court orders and actively sought to obtain new equity capital and other forms of investment in order to recapitalize. In this regard, the Company filed its "Debtors' Joint Consolidated Plan of Reorganization" as amended July 24, August 7, September 3 and October 20, 1992 (the "Plan") with the Court on July 13, 1992. On October 20, 1992 (the "Confirmation Date"), the Court confirmed the Plan which became effective on November 5, 1992 (the "Effective Date"). The Plan and the Company's reorganization activities are more fully described in "Liquidity and Capital Resources" below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended February 28, 1993 (the "1993 Annual M,D & A") for a further discussion of the Company's Plan of Reorganization and the implications thereof.

RESULTS OF OPERATIONS

During the third quarter of the fiscal year ending February 28, 1994 ("fiscal 1994"), the Company recorded a net loss of $5,441,000 on revenues of $70,729,000. During the third quarter of the preceding year ("fiscal 1993"), the Company recorded a loss before extraordinary items of $9,154,000 and extraordinary gains aggregating $312,592,000 resulting in net income for the quarter of $303,438,000 on revenues of $53,726,000.

For the first nine months of fiscal 1994, the Company reported a net loss of $52,495,000 on revenues of $140,952,000. For the first nine months of fiscal 1993, the Company reported a loss before extraordinary items of $31,316,000 and extraordinary gains of $312,592,000 resulting in net income of $281,276,000 on revenues of $169,611,000.

Certain factors discussed more fully below, adversely affected the Company's operations in the third quarter of fiscal 1994. First, as previously disclosed in the Company's 1992 and 1993 Forms 10-K, approximately two-thirds of the Company's film inventory is stated at amounts approximating their estimated net realizable value and do not result in the recording of gross profit upon recognition of related revenues. A large portion of recorded revenues in the third quarter of fiscal 1994 related to this product. The Company recorded $5,400,000 of writedowns on this product in the third quarter of fiscal 1994 which included a writedown of $4,400,000 on "ROBOCOP 3" based on the disappointing results of the domestic theatrical release of this picture. Accordingly, gross profit from profitable pictures (before the effect of the writedowns in the fiscal 1994 third quarter described above), was insufficient to offset the aggregate effect of such losses and the Company's selling, general and administrative costs and interest costs recognized during the quarter.

Certain events discussed more fully below, significantly affected the Company's results of operations in the third quarter of fiscal year 1993. The Company successfully emerged from its chapter 11 bankruptcy proceedings on the Effective Date. Several significant adjustments were recorded during the third quarter of fiscal 1993 to reflect this event in the Company's consolidated financial statements, which resulted in the recognition of an aggregate of $312,692,000 of extraordinary gains, before the effect of income taxes. Furthermore, the Company incurred approximately $6,200,000 of costs directly related to the chapter 11 proceedings during the quarter, as described below, that adversely affected results of operations.

THREE MONTHS ENDED NOVEMBER 30 (1993 vs 1992)

                  Revenues

The following table sets forth the sources of the Company's revenues from operations by market during the third quarter of fiscal 1994 and 1993 (in thousands):

                                                          Three Months Ended
                                                              November 30,
                                                        ----------------------
                                                        1993              1992
                                                       ------            ------
  Theatrical distribution                            $ 12,755          $  4,590
  Television and video distribution:
       Home video direct distribution                  15,093            26,299
       Home video subdistribution                       3,401             6,188
       Pay television                                   3,220             6,596
       Free television and other                       36,260            10,053
                                                       ------            ------
            Total television and video distribution    57,974            49,136
                                                       ------            ------
                                                     $ 70,729          $ 53,726
                                                       ------            ------

             Theatrical Revenues

The majority of the Company's theatrical revenues in the quarter ended November 30, 1993 were generated by the domestic and foreign theatrical distribution of "ROBOCOP 3". There was no domestic theatrical release in the previous year's third quarter.

             Home Video Revenues

The distribution of two of the Company's theatrical releases, "THE DARK HALF" and "MARRIED TO IT", in the domestic home video rental market through Orion Home Video ("OHV") accounted for over three-quarters of the Company's home video direct distribution revenues during the current year's third quarter. The remaining revenues were derived from "sell-thru" (i.e. lower priced) sales of various titles. A significant portion of the Company's home video direct distribution revenues in the previous year's third quarter was derived from "sell-thru" sales of certain titles, including approximately $13,800,000 attributable to "DANCES WITH WOLVES". The Company does not expect the "sell-thru" distribution of any of its remaining titles to be as successful as the distribution of "DANCES WITH WOLVES" was in that quarter. In the previous year's third quarter, the Company also distributed two of its theatrical releases in the domestic home video rental market through OHV including "ARTICLE 99" which generated approximately $5,900,000 in revenues.

The Company's home video subdistribution revenues in the current and previous year's third quarter were mostly generated by sales in a number of foreign territories of titles under the Company's subdistribution agreement with Sony which is described below, including approximately $1,200,000 which was recognized based upon sales of "ROBOCOP 3" in the current quarter and including approximately $2,500,000 which was recognized based upon sales of "THE SILENCE OF THE LAMBS" in the previous year's third quarter.

                                                           17
              Pay Television Revenues

One title first became available during the third quarter of fiscal 1993 under the Company's exclusive long-term film licensing agreement with Showtime Networks, Inc. ("Showtime"). Recognition of approximately $3,100,000 of revenues on this title was deferred for the reason described below in the section entitled "Pay Television Revenues" for the nine-month periods ended November 30, 1993 and 1992. The remainder of the Company's revenues in this market in each quarter was recorded upon the availability of various titles under certain foreign pay television agreements.

              Free Television Revenues

During the current year's quarter approximately $19,500,000 of free television revenue was recorded upon the availability of "DANCES WITH WOLVES" to ABC and "THE SILENCE OF THE LAMBS" to CBS. The Company does not expect the network license fees of any of its remaining titles to be comparable to the amount generated by these two titles. The Company's free television revenues in the three-month periods ended November 30, 1993 and 1992, also included approximately $9,200,000 and $6,100,000, respectively, of license fees recognized under certain foreign free television agreements. Free television revenues in the current and previous quarters each include fees from the availability to Lifetime of three pictures under the Company's October 1989 agreement with that basic cable network.

              Gross Profit

Gross profit in the current year's third quarter was most favorably affected by the network availability of "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS". Together, these two titles contributed approximately $13,300,000 to the Company's fiscal 1994 third quarter gross profit.

Gross profit in the previous year's third quarter was most favorably affected by the domestic home video "sell-thru" sales of "DANCES WITH WOLVES" and, to a lesser extent, by "sell-thru" sales and the foreign home video and certain foreign pay cable availabilities of "THE SILENCE OF THE LAMBS". Together, these two titles contributed approximately $13,000,000 to the Company's previous year's third quarter gross profit.

As previously disclosed in the Company's 1992 and 1993 Forms 10-K, approximately two-thirds of the Company's film inventories are stated at estimated net realizable value and do not result in the recording of gross profit upon the recognition of related revenues. A large portion of recorded revenues in the third quarter of fiscal 1994 related to this product. In addition, the current quarter was adversely affected by the recording of a $4,400,000 writedown to "ROBOCOP 3" based upon its less-than-previously-expected domestic theatrical performance.

As previously disclosed, since the beginning of fiscal 1992, the Company has released in the domestic market place only ten pictures, which it has produced, compared to an annual average of 14 releases in each of the previous 3 years. This reduced release schedule has had an adverse effect on amounts and comparisons of revenues and, consequently, gross profit and is expected in the future, to continue to have an adverse effect on comparisons with earlier periods.

              Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended November 30, 1993 decreased $3,148,000 (37%) from $8,398,000 in the preceding year's third quarter to $5,250,000 in the current year's third quarter. Approximately 57% of the decrease in selling, general and administrative costs was attributable to reduced personnel costs as a result of extensive layoffs and voluntary terminations that ended in fiscal 1993, as well as from rejections and renegotiations of various operating leases.

              Chapter 11 Reorganization Items

The Company charged approximately $193,000 and $6,208,000 of direct expenses of administering the chapter 11 filing, consisting primarily of professional fees, to operations during the quarters ended November 30, 1993 and 1992, respectively.

              Interest Expense

Interest expense for the three months ended November 30, 1993 increased $1,587,000 (24%) from the previous year's quarter from $6,520,000 to $8,107,000. Such increase is largely due to the impact of applying SOP 90-7 to accounting for interest related to the Company's previously outstanding subordinated notes and debentures during the prior year's third quarter. In accordance with the requirements of SOP 90-7, the Company ceased accruing interest on these securities during the Bankruptcy Period. Thus, the third quarter of the previous year had the capital structure following the Bankruptcy Period outstanding for only a portion of the three-month period compared to the third quarter of fiscal 1994 which included three months of interest charges for the new capital structure.

              Provision for Income Taxes

The provision for income taxes for the three months ended November 30, 1993 consists primarily of taxes attributable to certain foreign remittances. For the three months ended November 30, 1992, the provision for income taxes included foreign remittance taxes primarily attributable to certain transactions and minimum state taxes which could not be mitigated by operating losses.

NINE MONTHS ENDED NOVEMBER 30 (1993 vs.1992)

              Revenues

The following table sets forth the sources of the Company's revenues from operations by market during the first nine months of fiscal 1994 and 1993 (in thousands):

                                                           Nine Months Ended
                                                              November 30,
                                                         --------------------
                                                           1993         1992
                                                          ------       ------
 Theatrical distribution                                $ 33,779     $ 51,583
 Television and video distribution:
      Home video direct distribution                      27,492       48,573
      Home video subdistribution                           5,845        9,887
      Pay television                                      14,319       25,093
      Free television and other                           59,517       34,475
                                                         -------      -------
              Total television and video distribution    107,173      118,028
                                                         -------      -------
                                                        $140,952     $169,611
                                                         -------      -------

              Theatrical Revenues

Approximately 73% of the Company's theatrical revenues in the first three quarters of fiscal 1994 were derived from the distribution of "ROBOCOP 3" and of "THE DARK HALF" in the domestic and foreign theatrical marketplaces. These films produced approximately $18,000,000 and $6,400,000 of film rentals, respectively, during the period.

Approximately 83% of the Company's theatrical revenues during the first three quarters of fiscal 1993 were derived from the distribution of five films, including "THE ADDAMS FAMILY" and "THE SILENCE OF THE LAMBS", both of which were distributed in the foreign theatrical marketplace. These two films generated approximately $20,200,000 and $9,600,000, respectively, of revenues during the period.

Of the films unreleased at the Effective Date, the Company has six remaining unreleased titles. To maximize their potential, the Company has established a release schedule that contemplates the release of the films during the remainder of fiscal 1994 and the first half of the fiscal year ending February 28, 1995 ("fiscal 1995"). Pursuant to the terms of the Plan and the related Plan documents, the Company's ability to produce or acquire additional product for distribution is limited. Accordingly, it is anticipated that revenues from theatrical distribution of the Company's remaining unreleased films will be substantially earned during the fourth quarter of fiscal 1994 and in fiscal 1995. The Company's revenues after this period will depend entirely on the Company's ability to produce or acquire additional product.

              Home Video Revenues

The distribution of "THE DARK HALF", "MARRIED TO IT" and "LOVE FIELD" in the domestic home video rental market and of "DANCES WITH WOLVES" in the domestic home video "sell-thru" market through OHV accounted for approximately 76% of the Company's home video direct distribution revenues during the nine months ended November 30, 1993. The distribution of "LITTLE MAN TATE" and "ARTICLE 99" in the domestic home video rental market and of "DANCES WITH WOLVES" and "SILENCE OF THE LAMBS" in the domestic home video "sell-thru" market through OHV accounted for approximately 86% of the Company's home video direct distribution revenues during the previous nine-month period. No picture generated significant home video subdistribution revenues during the first three quarters of fiscal 1994 or 1993.

The Company's home video subdistribution revenue is primarily generated in the foreign market place. Beginning in fiscal 1992, the Company's foreign home video releases began to be distributed under the subdistribution agreement with Sony described in the Company's 1993 Annual Report on Form 10-K for the year ended February 28, 1993. Under the terms of this agreement, which was entered into in February 1990, and amended and restated as of October 20, 1992, the Company received a substantial advance against the performance of the 23 pictures (amended from 50 pictures) covered by the agreement. Revenues recorded to date and to be recorded under this agreement in future periods will be less than amounts that would have been recorded under previous performance-based subdistribution agreements due to the receipt of the substantial advance.

Furthermore, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan and the related Plan documents with regard to the ability of the Company to invest in production or acquisition of new theatrical product, are likely to have an adverse effect on quarterly home video revenues for the foreseeable future.

              Pay Television Revenues

Two titles first became available during the first nine months of fiscal 1994 compared to five in the preceding year's first nine months under the Company's Showtime agreement. Recognition of revenues on both of the fiscal 1994 titles and on four of the fiscal 1993 titles were deferred for the reason described below.

As described more fully under the heading "Part II - Other Information - Item 1- Legal Proceedings" and in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company and Showtime are currently involved in litigation concerning an alleged breach by the Company of a "key man provision" of a pay television output contract between the Company and Showtime (the "Key Man Dispute"). As a result of the Key Man Dispute, Showtime has refused to accept for licensing the ten pictures theatrically released in the domestic marketplace by the Company in fiscal 1992 and 1993 and in the first three quarters of fiscal 1994, and the Company's six remaining unreleased pictures. Accordingly, no revenues related to the licensing to Showtime of these disputed pictures have been or will be recorded until such dispute has been resolved. Such deferral began to have an adverse effect on Pay Television Revenues in the first quarter of fiscal 1993.

Pay television revenues for each fiscal quarter would have included the following license fees due under the Showtime agreement, (the recognition of which has been deferred until the dispute is resolved) and the following additional amounts which will be deferred in future quarters (as long as the dispute remains unresolved) (in thousands):


                                    Number of    License Fees    License Fees
         Three Months Ended          Pictures        Deferred  to be Deferred
         ------------------         ---------    ------------  --------------
         May 31, 1992                       1        $  5,300      $     ----
         August 31, 1992                    2           9,000            ----
         November 30, 1992                  1           3,100            ----
         May 31, 1993                       2          11,700            ----
         February 28, 1994                  1            ----           5,900
         May 31, 1994                       2            ----           9,700
         November 30, 1994                  1            ----           6,000
         After May 31, 1994                 6            ----          26,300
                                     --------        --------        --------
                                           16        $ 29,100      $   47,900
                                     --------        --------        --------

In addition, as more fully described under the heading "Part II - Other Information - Item 1- Legal Proceedings" and in the Note 4 of Notes to Condensed Consolidated Financial Statements, Showtime has also filed a complaint in California State Court (the "Qualification Dispute") alleging that Showtime should be permitted to offset approximately $29,400,000 in fees already paid by it to the Company under the output agreement, plus interest, against future license fees due the Company. Revenues aggregating $27,100,000 were recorded upon the availability to Showtime of seven of the eight pictures mentioned in the Qualification Dispute in fiscal 1992 and prior periods. The eighth picture is also subject to the Key Man Dispute.

The Company and Showtime are currently engaged in settlement negotiations aimed at resolving all disputes between the Company and Showtime, including, without limitation, the litigations regarding the Key Man Dispute and the Qualification Dispute. Any such settlement would require approval of the Bankruptcy Court. There can be no assurance that Showtime and the Company will reach an agreement settling all disputes between the parties, that such settlement will be concluded on a timely basis, or such settlement will not have a material adverse effect upon the Company's financial position, results of operations and ability to meet the cash flow projections included in the Disclosure Statement.

The continued delay or unsuccessful resolution of the Showtime disputes described above would also have a material adverse effect upon the Company's financial position, results of operations, and its ability to meet its cash flow projections included in the Disclosure Statement.

The remainder of the Company's revenue in this market for the first nine months of each fiscal year was recorded upon the availability of various titles under certain foreign pay television agreements.

                Free Television Revenues

The Company's free television revenues in each of the fiscal 1994 and 1993 nine-month periods included approximately $23,400,000 and $22,600,000, respectively, of license fees recorded upon the availability in a number of foreign territories of certain of the Company's theatrical titles. Free television revenues in the fiscal 1994 nine-month period also includes approximately $6,200,000 of license fees from the availability to Lifetime of five pictures under the Company's October 1989 agreement with that basic cable network, which compares to $8,900,000 of license fees for eight titles in the previous nine-month period. During the first nine months of fiscal 1994, approximately $23,200,000 of revenues were recorded upon the availability of five films to the major networks.

              Gross Profit (Loss)

The Company's gross profit (loss) from operations for the nine months ended November 30, 1993 decreased $39,173,000 from the previous year's nine-month period from $29,863,000 to $(9,310,000).


Gross profit in the previous year's first three quarters was most favorably affected by the foreign theatrical and domestic home video "sell-thru" distribution and domestic pay cable availability to Showtime of "THE SILENCE OF THE LAMBS", and by the domestic home video "sell-thru" distribution of "DANCES WITH WOLVES". These two pictures accounted for approximately $23,100,000 of gross profit during the period. Also contributing to gross profit was the foreign theatrical distribution of "THE ADDAMS FAMILY" and the foreign theatrical and domestic home video distribution of "LITTLE MAN TATE". No film generated comparable gross profit in the current year's first nine months, however, "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS" together generated approximately $13,300,000 of gross profit mostly from the availability of both titles to certain major networks. See the section above entitled "Gross Profit" for the three months ended November 30, 1993 and 1992 for a discussion of certain factors that adversely affected gross profit in the fiscal 1994 nine-month period.

As is done every quarter, the Company performed a review of its inventory of film product and, where appropriate, adjusted values of films in release to reflect current estimates of net realizable value. Such writedowns for the nine months ended November 30, 1993, aggregated approximately $20,400,000 including a $14,100,000 writedown on three of the Company's domestic theatrical releases during the current nine-month period, "ROBOCOP 3", "THE DARK HALF" and "MARRIED TO IT". In addition, the Company took further writedowns aggregating approximately $6,900,000 to its completed unreleased product based upon further evaluations of their potential performance.

              Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine-month period ended November 30, 1993 decreased $9,979,000 (39%) from $25,784,000 in the preceding year's nine-month period to $15,805,000 in the current year's nine-month period. Approximately 65% of the decrease in selling, general and administrative costs was attributable to reduced personnel costs as a result of extensive layoffs and voluntary terminations that ended in fiscal 1993, as well as from rejections and renegotiations of various operating leases.

              Chapter 11 Reorganization Items

The Company charged approximately $1,406,000 and $15,740,000 of direct expenses of administering the chapter 11 filing, consisting primarily of professional fees, to operations during the nine-month periods ended November 30, 1993 and 1992, respectively.

              Interest Expense

Interest expense for the nine months ended November 30, 1993 increased $9,519,000 (63%) from the previous year's period. Such increase is largely due to the impact of applying SOP 90-7 to accounting for interest related to the Company's previously outstanding subordinated notes and debentures during the prior year's first nine months. In accordance with the requirements of SOP 90-7, the Company ceased accruing interest on these securities on the Filing Date. Thus, the first nine months of the previous year had approximately one month of interest charges for the Company's capital structure following the Bankruptcy Period compared to the first nine months of fiscal 1994, which included nine months of interest charges for the new capital structure.

              Provision for Income Taxes

The provision for income taxes for the first nine months of both fiscal 1993 and 1994 are partially based upon an estimate of the effective rate for the entire year. Only a portion of the provisions are offset by losses from operations because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur.

Effective March 1, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to the differences between the financial statement carrying values and tax bases of existing assets and liabilities. There was no cumulative effect of this change in method of accounting for income taxes for periods prior to March 1, 1993.

The provision for income taxes for the nine months ended November
31, 1993 and 1992 are attributable to foreign remittance taxes and minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

In accordance with the provisions of the Plan and related agreements, the Company will continue to concentrate its efforts on the licensing and distribution of its library, including the six remaining unreleased pictures, the production of which was complete at the Filing Date. Currently, the principal sources of the funds required for the Company's motion picture distribution activities are proceeds from the licensing of exhibition and ancillary rights to the Company's library. In accordance with terms of the Plan, the Company is permitted to expend certain amounts to release the six remaining unreleased titles in the domestic theatrical marketplace. The Company will be permitted to invest in the production of new theatrical product, only if, among other things, financing for such product can be obtained on a nonrecourse basis to the Company and its restricted subsidiaries and if such financing is secured only by the assets acquired.

Since the beginning of fiscal 1992, the Company has released in the domestic market place only ten pictures, which it has produced.
For the three fiscal years prior to fiscal 1992, the Company released an average of 14 films per year. This reduced fiscal release schedule has had and will continue to have an adverse impact on results of operations for the foreseeable future. Furthermore, as described in Note 4 of Notes to Condensed Consolidated Financial Statements, approximately two-thirds of the Company's film inventories at November 30, 1993 and February 28, 1993 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. Accordingly, selling, general and administrative costs and interest expense in future periods are likely to exceed gross profit recognized in each period, which will result in the reporting of net losses for financial reporting purposes for the foreseeable future.

              Current Financial Outlook and Plan of Reorganization

The Company is operating under the terms and requirements of the Plan and the agreements entered into in connection with the consummation of the Plan. The Plan is extremely complex and the summary presented below contains only a brief synopsis of the compromises reached and benefits granted pursuant to the Plan and is qualified in its entirety by reference to the Plan. The reader should refer to the Plan to obtain a more thorough understanding of the provisions of the Plan and for precise definitions of capitalized terms in the summary presented below.

The Plan represents a compromise and settlement reached among the Company's principal creditor constituencies, most of which relinquished, upon confirmation of the Plan, potential legal and equitable arguments in exchange for the treatment and certainty provided by the Plan.

Under the Plan, the Company's senior secured creditors (the Banks and Sony) are sharing 85% of the reorganized Company's Net Cash Flow. The Plan permits certain unsecured creditors (including holders of certain new subordinated debentures that were issued pursuant to the Plan as described below) to receive, on a pari passu basis with the senior secured creditors, the remaining 15% of Net Cash Flow. After payment in full of the Allowed Claims of the Banks and Sony (and Metromedia and its affiliate, if they become subrogees under the Bank Guarantee), 100% of Net Cash Flow will be paid to the holders of such unsecured Allowed Claims. After payment of the Talent Notes, holders of the Creditor Notes and 10% Subordinated Debentures issued pursuant to the Plan, as described below, will share 100% of Net Cash Flow.

Under the Plan, the holders of Guild Claims and Participation Claims reduced by 17% their Allowed Prepetition Residual Claims and Allowed Preconfirmation Participation Claims, respectively, in exchange for Talent Notes, which are payable currently out of a portion of Net Cash Flow not required to be paid to the Banks and Sony; holders of Allowed Postpetition Residual Claims will be or have been paid in full with respect to such Claims. The holders of other Unsecured Claims, except for those making an election described below, have or will receive Creditor Notes, which are also payable currently out of a portion of Net Cash Flow not required to be paid to the Banks and Sony. Additional Creditor Notes will be issued in accordance with the Plan as and when Disputed Unsecured Claims become allowed. The holders of allowed Unsecured Claims of $5,000 or less who so elected have received cash in an amount equal to 70% of their Allowed Claim and the holders of Unsecured Claims of more than $5,000 who elected to reduce their claims to $5,000 pursuant to the Plan have received cash in an amount equal to 70% of the reduced amount of their claims.

In addition, the holders of the Company's subordinated notes and debentures outstanding at the Filing Date received an aggregate of $50,000,000 initial principal amount of 10% Subordinated Debentures due October 31, 2001 of the reorganized Company, payable out of the portion of Net Cash Flow not otherwise payable to the Banks and Sony as described above, as well as 49% of the equity of the reorganized Company. The holders of the Company's previously outstanding Series B Preferred Stock and common stock received, in the aggregate, 0.1% and 0.8%, respectively, of the common stock of the reorganized Company. Metromedia and its affiliate received an aggregate of 50.1% of the common stock of the reorganized Company in exchange for $15,000,000, the Bank Guarantee and a contribution of the MetMermaids Rights.

For a period of five years from the Effective Date, the Company's By-laws provide that the Company must cause the three directors not affiliated with Metromedia to be included in the Company's slate of directors nominated for election by the Company's stockholders.
One of such nominees is to be a member of the Executive Committee of the Board of Directors of the reorganized Company.

Pursuant to the terms of the Plan, the Company is licensing and distributing its library, including the remaining unreleased pictures. Expenditures for selling, general and administrative costs will be substantially less than the levels of such expenditures that were incurred prior to the Filing Date. Further, the Plan limits the Company's ability to produce or acquire new motion pictures or other product. Such product may be produced or acquired only if, among other things, any financing of such purchase or acquisition is secured, if necessary, only by the assets being produced or acquired. With respect to acquired assets only, the Company is nevertheless allowed, without any restriction, to pay related debt service out of operating cash flow. While the Company has been able to acquire certain distribution rights to certain new product with nonrecourse financing, no assurance can be given that the Company will be successful in obtaining additional debt financing or acquiring additional entertainment assets.

To the extent that the Company generates Net Cash Flow, the Company is required to make principal payments with respect to the Banks and Sony and with respect to holders of its Talent Notes, Creditor Notes and 10% Subordinated Debentures at least quarterly out of Net Cash Flow. Net Cash Flow as defined in the Plan generally provides for the payment of operating costs as incurred. Because distributions of Net Cash Flow are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan, no assurance can be made as to the amount, if any, of each future distribution. In addition, as noted above in Note 5 of Notes to Condensed Consolidated Financial Statements, commencing with the last quarter of fiscal 1995, the holders of Talent Notes, Credit Notes and 10% Subordinated Debentures must have received certain mandatory minimum amounts of Net Cash Flow from the Company in accordance with the terms of the indentures pursuant to which such securities were issued. The indentures provide, however, that such mandatory minimum amounts would be reduced by the portion of amounts due under an agreement between the Company and Showtime allocated to the holders of such securities which are not received by the Company because of the disputes between the Company and Showtime.

Although the Company's recently released pictures have performed below management's expectations and below levels premised in the Plan, and despite the fact that the disputes with Showtime described in Note 4 of Notes to Condensed Consolidated Financial Statements remain unresolved, the Company has to date been able to meet its operating and Plan obligations. Based upon the assumptions contained in the Plan (as modified by changes to the release schedule set forth in the Plan of the six remaining unreleased pictures), the Company believes that it will be able to meet its operating and Plan obligations as they become due for the remainder of fiscal 1994. No assurance can be given as to the performance of the Company's six unreleased films. The poor performance of such pictures, both released and unreleased will have an adverse effect on the liquidity of the Company and, in turn, on its ability to meet its operating obligations under the Plan after fiscal 1994. Further, the continued delay or unsuccessful resolution of the disputes with Showtime would also adversely affect the Company's ability to meet its operating and Plan obligations after fiscal 1994.

As noted above in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company must make certain principal payments to its bank lenders under the terms of the Credit Agreement and to Sony pursuant to the Sony Obligation during fiscal 1995. In the event the Company is unable to make such payments to the banks, such parties may demand payment from the guarantors under the Bank Guarantee. If the Company is unable to make the scheduled payments to Sony pursuant to the Sony Obligation, Sony may draw under its letter of credit (if Metromedia does not first cure such payment default), in which case the amount drawn by Sony would become a guaranteed obligation of the guarantors under the Bank Guarantee. If any such payments are made by the guarantors under the Bank Guarantee, Metromedia or its affiliate would become subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to such parties and accordingly would be reimbursed in full by the Company out of such Net Cash Flow.

                     PART II - OTHER INFORMATION



Item 1.  Legal Proceedings


    1. The Chapter 11 Cases

    The Company is, and will continue to be, a party to numerous contested matters and adversary proceedings pending against it in the Bankruptcy Court seeking a variety of forms of relief, including, without limitation, motions (a) to determine classification and treatment of certain tax shelter claims, (b) to approve settlements and compromises, and (c) to allow or disallow claims. Other matters and claims may be referenced in the Disclosure Statement filed by Debtors with the Bankruptcy Court on July 24, 1992, as amended, and approved by such Court by order dated September 8, 1992. The Company also has the right to file such motions or actions as may be necessary to implement and enforce the terms of the Plan.

    Pursuant to section 362 of the Bankruptcy Code an automatic stay went into effect when the Debtors commenced their chapter 11 cases. The automatic stay halts, among other things, all pending litigation and prevents the commencement of all judicial, administrative or other proceedings against the debtor that were or could have been commenced before the commencement of the bankruptcy case. Pursuant to paragraph 35 of the Confirmation Order, any action which had been stayed by operation of section 362(a) of the Bankruptcy Code continues to be stayed pursuant to sections 1141(d) and 105(2) of the Bankruptcy Code.

    2. The Litigation-Based Claims

    Mace Neufeld Productions, Inc. and Mace Neufeld v. Orion Pictures Corporation, et al., (United States District Court, Central
District of California, Civ. Action No. CV-85-7149-ER (Bx)); Mace Neufeld Productions, Inc. and Mace Neufeld v. Orion Pictures Corporation, et al., (Los Angeles County Superior Court, Western District, Case No. WEC 100794). Counsel for the Company has been informed that the bankruptcy judge hearing the Company's bankruptcy claims has transferred the estimation hearing on the Mace Neufeld proofs of claim to a newly-appointed bankruptcy judge in the United States Bankruptcy Court for the Southern District of New York. The estimation hearing on the Mace Neufeld claim, including the Company's objection that the claim was filed late, has been further adjourned to February 17, 1994.

    Hemdale Film Corporation v. Orion Pictures Corporation, (Los
Angeles County Superior Court, Case No. RCO12594). The estimation hearing on the Hemdale claim has been further adjourned to February 8, 1994.

    Pacific Western Productions, Inc., et al. v. Hemdale Film Corporation and Orion Pictures Corporation, et al., (Los Angeles County Superior Court, Case No. RCO12873). The estimation hearing on the Pacific Western claim has been further adjourned to February 8, 1994.

    Paradise Films, Inc. v. Orion Pictures Corporation and Orion Pictures Distribution Corporation, (Los Angeles County Superior
Court, Case No. BC 038330).   The estimation hearing on the
Paradise claim has been further adjourned to February 8, 1994.

    Sharon Badal v. Orion Pictures Corporation, (United States
District Court, Southern District Court, Southern District of New
York, Case No. 91 Civ. 4288). The estimation hearing on the Badal claim has been set for February 8, 1994.

    Bruno Damon v. Orion Pictures Corporation, Island Helicopter Leasing Corporation and A.G.S. Realty Holding Corp., (N.Y. Sup. Ct. Index No. 34167/91) (the "Damon Action"). The estimation hearing for the Damon claim has been further adjourned to February 8, 1994

    Bayer Cadillac, Inc., Plaintiff, v. Cad Co. Productions, Inc., Orion Pictures Corporation and Ted Kurdyla, Supreme Court of the State of New York, County of Queens. The estimation hearing for the Bayer Cadillac claim has been adjourned without date. Counsel for the Company have been notified that Bayer Cadillac has filed for bankruptcy.

    Antitrust and Similar Proceedings - Joseph Soffer d/b/a Cine 1-2-3-4 v. Orion Pictures Distribution Corporation, et al., (United States District Court for the District of Connecticut). The estimation hearing for the Soffer claim has been adjourned without date. The Movie v. Orion Pictures Distribution Corporation, Orion Classics, et al., (United States District Court for the Northern District of California, Case No. C86-203-90RPA). The estimation hearing for The Movie claim has been adjourned to February 8, 1994.

    3. Showtime Litigation.

   Key Man Dispute - The Company's time to seek a writ of certiorari from the Supreme Court of the United States for permission to appeal the decision of the Second Circuit has been extended up to and including January 31, 1994. The Company intends to commence an appeal to the Supreme Court of the United States by petitioning the Supreme Court for a writ of certiorari and will pursue the appeal vigorously if certiorari is granted. The Second Circuit's decision ultimately could lead to a retrial of the issue of the Company's compliance with the key man clause to a jury. In the event of any such retrial, the Company intends to pursue the matter vigorously although it cannot be predicted how a jury would determine the facts. A determination that the key man clause was not complied with would have a material adverse effect on the Company and the Company's ability to achieve the Cash Flow projections included in the Disclosure Statement. See Note 4 of Notes to Condensed Consolidated Financial Statements.

   Showtime Networks, Inc. a Delaware Corporation, Plaintiff, v. Orion Pictures Corporation, a Delaware Corporation, and Does 1 through 10, Inclusive, Defendants. Case No. BC080150 (Super. Ct. of Cal., Los Angeles Co.) (complaint filed April 30, 1993) (the "Showtime Complaint"). The date for the hearing on the Company's claims asserted in the adversary proceeding that the Company has commenced against Showtime including, inter alia, the Company's request for a permanent injunction permanently barring Showtime from prosecuting the claims asserted in the Showtime Complaint has been adjourned to February 8, 1994. The Company has served notices to obtain document and deposition discovery from Showtime and various of its affiliates. Due to the preliminary stage of the proceedings and the fact that discovery has only recently commenced and is still in its early stages, it is not possible to evaluate at this time the likely outcome or the probability or amount of potential loss. If Showtime were permitted to pursue its claims in California and ultimately were to obtain the declaratory judgment that it seeks to permit to offset $29,350,893 against any future payments due to the Company's, plus any other amounts allegedly overpaid, said judgment would have a material adverse effect on the Company and the Company's ability to meet the cash flow projections included in the Disclosure Statement. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The Company and Showtime are currently engaged in settlement negotiations aimed at resolving all disputes between the Company and Showtime, including, without limitation, the litigations regarding the Key Man Dispute and the Qualification Dispute. Any such settlement would require approval of the Bankruptcy Court. There can be no assurance that Showtime and the Company will reach an agreement settling all disputes between the parties, that such settlement will be concluded on a timely basis, or such settlement will not have a material adverse effect upon the Company's financial position, results of operations and ability to meet the cash flow projections included in the Disclosure Statement.

   4. The Derivative Action

   Harvey Cooper, Derivatively on behalf of Orion Pictures Corporation, Plaintiff, v. John W. Kluge, Stuart Subotnick, Metromedia Company, a Partnership, and Does 1 through 100 Inclusive, Defendants, and Orion Pictures Corporation, Nominal Defendant, Case No. SC016674 (Super. Ct. of Cal., L.A. Co.) (filed April 27, 1993) (the "Cooper Action"). On October 20, 1993, the bankruptcy court entered its order granting the Company's motion for summary judgment dismissing the Cooper Action with prejudice and denying Cooper's motions filed in the adversary proceeding commenced against him by the Company. The bankruptcy court's order further directed the Company to withdraw its adversary proceeding against Cooper on the ground that it is now moot. Cooper filed a notice of appeal to the United States District Court for the Southern District of New York (Owen, J., presiding) (the "District Court"). On appeal, Cooper alleges that the release and injunction provisions of the Plan that relate to release of the derivative claims Cooper purports to assert against Metromedia Company, John Kluge and Stuart Subotnick on the Company's behalf are ineffectual and do not bar him from prosecuting the Cooper Action purportedly on the Company's behalf. The appeal is scheduled to be heard by the District Court on February 18, 1994.

   5.    Other Claims Issues

   The Company filed numerous claims objections with the Bankruptcy Court, both prior to and after the Effective Date of the Plan.
Most of those objections have been granted by the Bankruptcy Court or consensually resolved, but certain disputes remain outstanding and ultimately will be disposed of through negotiations or contested hearings before the Bankruptcy Court. The Company believes that the disposition of these disputed claims will not have a material adverse effect on its consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted during the third quarter of the fiscal year ended February 28, 1994 to a vote of the holders of the Company's Common Stock, through the solicitation of proxies or otherwise.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits


   10.18 - Employment agreement dated as of July 1, 1993 between the Company and Diane Keating.

   10.19 - Loan Agreement dated as of November 12, 1993 between the Orion Home Entertainment Corporation and MetProduction, Inc.
           ("Metproductions")

   11    - Statement Re: computation of per-share earnings

   (b) Reports on Form 8-K

The Registrant filed no Current Reports on Form 8-K, during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ORION PICTURES CORPORATION
                                 (Registrant)



Dated:     January 13, 1994      /s/ Cynthia A. Friedman

                                 Cynthia A. Friedman
                                 Senior Vice President and
                                 Chief Financial Officer