Form 10-K
period 1994-02-28
ORION PICTURES CORP
filed 1994-06-15
CIK 35590

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year ended February 28, 1994

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from          to

                          Commission file number 1-5979

                           ORION PICTURES CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-1680528
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1888 Century Park East, Los Angeles, California                90067
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (310) 282-0550

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act: Common Stock - $.25 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes   X       No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.     Yes   X          No


         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of the closing transaction price of such stock as reported by NASDAQ/NMS on June 7, 1994 was approximately $31,844,447. All officers, directors, and holders of more than 5% of the registrant's voting stock are deemed "affiliates" of the registrant for the purpose of calculating such aggregate market value. However, no representation is made that such persons, or any of them, would be deemed "affiliates" of the registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

Number of shares of Common Stock outstanding at June 7, 1994:  20,000,000.

                   Documents Incorporated by Reference

   Portions of the Definitive Proxy Statement to be used in connection with the registrant's 1994 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 PART I


Item 1.  Business

                                 General

  Orion Pictures Corporation (the "Company"), which was incorporated in Delaware in 1968 and is the successor to a New York corporation incorporated in 1952, changed its name from Filmways, Inc. to Orion Pictures Corporation in 1982. The Company's mailing address and the address of its principal executive offices is 1888 Century Park East, Los Angeles, California 90067. The telephone number at such offices is (310) 282-0550. Except where the context otherwise indicates, references herein to the "Company" include Orion Pictures Corporation and its subsidiaries at February 28, 1994.

  On December 11 and 12, 1991 (the "Filing Date"), the Company filed for protection under chapter 11 of Title 11 of the United States Code ("chapter 11") with the United States Bankruptcy Court for the Southern District of New York (the "Court"). The Court confirmed the Company's Modified Third Amended Joint Consolidated Plan of Reorganization (the "Plan") on October 20, 1992 and the Plan became effective on November 5, 1992 (the "Effective Date"). For a brief summary of the Plan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Historical Business

  Before the Filing Date, the Company was engaged primarily in the financing, production and distribution of motion pictures for the worldwide theatrical market, including distribution of motion pictures financed and produced by others. In addition, the Company distributed motion pictures to the worldwide home video, free television, cable and pay television markets. The Company also developed, financed, produced and distributed newly created made-for-television product, which has included, in the past, series and related pilots, motion pictures and mini-series produced for exhibition on the major networks in the United States as well as first-run programming produced for syndication in the domestic television marketplace. Such television production operations were discontinued effective May 31, 1991. Before the Filing Date, the Company's operating plan had been to release approximately 12 to 15 theatrical motion pictures each year.

Business of the Company following Plan Consummation

  Since the Effective Date, the Company has exploited its existing film library and other assets. The Company intends to continue doing so, in existing and new markets and through emerging technologies, as they develop. The Company's expansive film library includes in excess of 750 previously released theatrical and television motion pictures, television series and other television programs. Some of the noteworthy titles in the Company's film library include "PLATOON", "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS", each of which won the Academy Award for best picture. At the Effective Date, the Company had ten completed, unreleased theatrical motion pictures, (the "Unreleased Films"). Eight of the films, "LOVE FIELD", "MARRIED TO IT", "THE DARK HALF", "ROBOCOP 3", "CAR 54, WHERE ARE YOU?", "CHINA MOON", "CLIFFORD", and "THE FAVOR", have been released theatrically by the Company in the United States and Canada. The Company intends to release the two motion pictures listed below during fiscal 1995:

                                                           Principal Cast
Picture              Producers          Director           Members

Blue Sky             Robert H. Solo     Tony Richardson    Jessica Lange
                     Lynn Arost                            Tommy Lee Jones
                                                           Powers Boothe

There Goes My Baby   Robert Shapiro     Floyd Mutrux       Dermot Mulroney
                                                           Kelli Williams
                                                           Jill Schoelen
                                                           Kristin Minter
                                                           Rick Schroder

  Other than these two remaining unreleased films, the Company has not fully or substantially financed the production of any new film product for release in the theatrical marketplace. While the Company also intends to continue exploring ways in which it can exploit its existing projects in development, scripts and other properties, and to seek out and pursue business opportunities with parties who may be interested in exploiting its assets, its ability to engage in the development and production of new product is strictly limited by the plan.

  The Plan permits the Company to engage in development, production and theatrical distribution activities as long as such activities are financed on a 100% nonrecourse basis to the Company, and to purchase additional entertainment assets with the purchase price secured solely by the assets so purchased. The Company intends to pursue financing as permitted by the Plan to enable it to acquire completed motion pictures and other entertainment assets. The Company has been able to acquire, with nonrecourse financing, rights to distribute films from other film producers in specified media and territories for varying periods of time. Under such arrangements, the Company receives a distribution fee. Such arrangements, to date, have not contributed substantially to the Company's results of operations. Further, there can be no assurance that the Company will be able to continue to obtain additional nonrecourse debt financing or acquire substantial entertainment assets. See Notes 1, 3 and 12 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  The Company's distribution organization distributes its library, its unreleased motion pictures and any acquired entertainment assets as described above, in the worldwide market. More specifically, Orion Home Entertainment Corporation ("OHEC"), a wholly owned subsidiary of the Company, distributes the Company's home video product in the United States and Canada. Orion Pictures Distribution Corporation ("OPDC"), another wholly owned subsidiary of the Company, directly licenses the Company's motion pictures to theaters throughout the United States, among other things. The Company's motion pictures are licensed to theaters throughout Canada by a subdistributor.

  The Company distributes motion pictures to theaters in foreign countries (other than Canada) pursuant to an agreement the Company entered into in February 1990 (the "Sony Theatrical Agreement") with Sony Pictures Entertainment, Inc. ("Sony"), under which the Company agreed to distribute 50 then current and future motion pictures in markets other than the United States and Canada exclusively through the use of theatrical distribution facilities of Sony for a specified period of time. The Sony Theatrical Agreement was amended in connection with the Plan to include only 23 motion pictures ending with the Unreleased Films. The Company retained full rights of approval and control of the distribution of the theatrical product under the Sony Theatrical Agreement.

  In February 1990, the Company also entered into an exclusive film licensing agreement (the "Sony Video Agreement") with Sony. The Sony Video Agreement provides for exclusive distribution for a specified license period by Sony to the home video marketplace throughout the world (except for the United States and Canada) of 50 of the Company's current and future motion pictures meeting certain qualifying criteria. This agreement was also amended in connection with the Plan to include only 23 pictures, concluding with the Unreleased Films.

  In recent years, the Company had licensed motion pictures for United States pay television exhibition pursuant to an exclusive film licensing agreement dated as of August 1, 1986, which was subsequently amended by various letter agreements (the "Showtime Agreement"), with Showtime / The Movie Channel Inc., now known as Showtime Networks Inc. ("Showtime"), at that time an affiliate of the Company. The Showtime Agreement provided that Showtime's obligations were conditioned upon the continued employment of certain key executives of the Company (or their approved successors) in their then current or substantially similar management positions with the Company and their continued responsibility for certain operations of the Company through July 31, 1991. Showtime alleged that changes occurred in the roles of the Company's top management positions as of April 1, 1991 that affected its agreement with the Company (the "Key Man Dispute"). In addition, Showtime filed a separate complaint against the Company alleging that Showtime overpaid the Company at least approximately $29,400,000 under the Showtime Agreement (the "Qualification Dispute").

  On March 29, 1994, the Company announced that it had reached an agreement with Showtime settling all litigations and disputes arising out of the Showtime Agreement (the "Showtime Settlement"). See "Legal Proceedings-Showtime Litigations", Note 6 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis". The Showtime Settlement provides for the exclusive United States pay television exhibition by Showtime of the 16 pictures subject to the Key Man Dispute, concluding with the last Unreleased Film, at reduced license fees. The Showtime Settlement also reduces the license fees related to the seven pictures included in the Qualification Dispute that were not in dispute under the key man clause described above. In addition, under the Showtime Settlement, the Company has entered into a new exclusive output agreement dated as of March 10, 1994 with Showtime, commencing with qualifying pictures initially theatrically released between January 1, 1994 and December 31, 1996 or thirty qualifying pictures (including seven of the Unreleased Films), whichever comes first. For each motion picture, other than the seven Unreleased Films, meeting certain requirements, the Company will receive a license fee based on a formula related to the aggregate United States theatrical film rentals of that picture. The new output agreement also provides for the licensing by Showtime of certain product in the Company's film library on a non-exclusive basis for a fixed sum payable over seven years.


                       Competition and Seasonality

  All aspects of the Company's operations are conducted in a highly competitive environment. To the extent that the Company seeks to distribute the films contained in its library and the remaining unreleased motion pictures, or acquire product, the Company will need to compete with many other motion picture distributors, including the "majors", most of which are larger and have substantially greater resources, film libraries and histories of obtaining film properties, as well as production capabilities and significantly broader access to distribution opportunities. Many of the Company's competitors have substantially greater assets and resources, and, unlike the Company, will not be restricted to nonrecourse debt financing to acquire product. By reason of their resources, these competitors may have access to programming that would not generally be available to the Company and may also have the ability to market programming more extensively than the Company.

  Distributors of theatrical motion pictures compete with one another for access to desirable motion picture screens, especially during the summer, holiday and other peak movie-going seasons, and several of the Company's competitors in the theatrical motion picture distribution business have become affiliated with owners of chains of motion picture theaters. The success of all the Company's product is heavily dependent upon public taste, which is both unpredictable and susceptible to change without warning.

                                Employees

  As of February 28, 1994, the Company had approximately 165 regular employees, of whom less than 1% were represented by labor unions. This represents a substantial reduction in the number of employees from the level prior to the advent of the Company's financial difficulties primarily as a result of the Company's efforts to reduce overhead and conserve resources.

  Certain of the Company's subsidiaries are signatories to various agreements with unions that operate in the entertainment industry. In addition, a substantial number of the artists and talent and crafts people involved in the motion picture and television industry are represented by trade unions with industry-wide collective bargaining agreements.

                    Executive Officers of the Company

  Set forth below is information regarding the executive officers of the Company as of June 7, 1994. The terms of office of the executive officers who remain employed by the Company expire at the next annual meeting of the Company's Board of Directors.


Corporate Officers

                                  Offices Held and Principal
     Name             Age         Occupations for Past Five Years

Susan Blodgett        45          Senior Vice President, Marketing, Orion
                                  Pictures Distribution Corporation,
                                  January 1993 to present.  Senior Vice
                                  President, Marketing, Orion Home
                                  Entertainment Corporation ("OHEC"),
                                  January 1993 to present.  Senior Vice
                                  President, Corporate Marketing, Orion
                                  Home Video, a division of OHEC, May
                                  1992 to January 1993.  Vice President,
                                  Marketing, Orion Home Video, April 1987
                                  to May 1992.

Cynthia A. Friedman   35          Senior Vice President and Chief
                                  Financial Officer of the Company since
                                  November 1992.  Vice President of
                                  Finance and Chief Accounting Officer of
                                  the Company from August 1991 to
                                  November 1992.  Vice President of the
                                  Company from May 1990 to July 1991.
                                  Controller of the Company, November
                                  1987 to November 1992.

Herbert Dorfman       51          Senior Vice President, Orion Home
                                  Video, a division of OHEC, December
                                  1992 to present.  Vice President,
                                  National Sales, P.P.I. Entertainment,
                                  July 1992 to December 1992.  Vice
                                  President of Sales, Eastern Zone, Orion
                                  Home Video, July 1991 to July 1992.
                                  Vice President, Sales, Orion Home
                                  Video, February 1990 to July 1991.
                                  Director, Sales - Eastern Division,
                                  Orion Home Video, February 1989 to
                                  February 1990.  Regional Sales Manager,
                                  Orion Home Video, August 1987 to
                                  February 1989.

John W. Hester        47          Executive Vice President, General
                                  Counsel and Secretary of the Company
                                  since November 1992.  Senior Vice
                                  President, General Counsel and
                                  Secretary of the Company in November
                                  1992.  Senior Vice President, Legal
                                  Affairs and Corporate Operations of the
                                  Company from March 1992 to November
                                  1992.  Acting General Counsel of the
                                  Company from November 1991 to November
                                  1992.  Vice President and Assistant
                                  Secretary of the Company from March
                                  1989 to March 1992.  Vice President and
                                  Assistant Secretary of OPDC since
                                  December 1988.  Company Counsel and
                                  Assistant Secretary for more than 2
                                  years prior thereto.

                                  Offices Held and Principal
    Name              Age         Occupations for Past Five Years

Joseph D. Indelli     54          Executive Vice President, Domestic
                                  Television Distribution, Orion
                                  Television Entertainment, a division of
                                  the Company, September 1989 to present.
                                  President, MTM Distribution Group, MTM
                                  Entertainment, June 1986 to September
                                  1989.

Diane Keating         41          President, Orion Pictures
                                  International, a division of the
                                  Company, July 1992 to present.  Senior
                                  Vice President, International Home
                                  Video and Administration, Orion
                                  Pictures International, June 1990 to
                                  July 1992.  Senior Vice President,
                                  International Home Video, Orion
                                  Pictures International, March 1989 to
                                  June 1990.  Vice President,
                                  International Home Video, Orion
                                  Pictures International, February 1987
                                  to March 1989.

Kimberle A. Lynch     38          Senior Vice President, Business Affairs
                                  for Worldwide Distribution, of the
                                  Company, June 1993 to present.  Senior
                                  Vice President, Business Affairs for
                                  Home Entertainment of the Company,
                                  March 1988 to June 1993.  Director of
                                  Business Affairs for Ancillary Rights
                                  of the Company, 1985 to 1986.  Senior
                                  Vice President, Business Affairs of
                                  OHEC, March 1994 to present.  Vice
                                  President, Business Affairs of OHEC,
                                  1986 to 1994.  Senior Vice President,
                                  Business Affairs, Orion Pictures
                                  International, a division of the
                                  Company, February 1993 to present.

John (Jay) Peckos     44          Senior Vice President, Distribution,
                                  Orion Pictures Distribution
                                  Corporation, July 1991 to present.
                                  Senior Vice President, Distribution,
                                  Orion Classics, a divison of the
                                  Company, April 1994 to present.  Senior
                                  Vice President, Motion Pictures
                                  Theatrical Distribution, MGM/UA
                                  Distribution Corporation, August 1984
                                  to June 1991.

Silvia Kessel         43          Executive Vice President of the Company
                                  since January 1993.  Senior Vice
                                  President of the Company from June 1991
                                  to November 1992.  President of Kluge &
                                  Company from January 1994 to the
                                  present.  Managing Director of Kluge &
                                  Company from April 1990 to January
                                  1994.  Senior Vice President of
                                  Metromedia Company from February 1994
                                  to present.  Vice President of
                                  Metromedia Company from 1988 to April
                                  1990.  Assistant Vice President of
                                  Metromedia Company from 1985 to 1988.

Leonard White         54          President and Chief Executive Officer
                                  of the Company since November 1992.
                                  Interim President and Chief Executive
                                  Officer of the Company from March 1992
                                  to November 1992.  Chairman of the
                                  Board and Chief Executive Officer of
                                  OHEC since March 1991.  President and
                                  Chief Operating Officer of Orion Home
                                  Video, a division of OHEC,  from March
                                  1987 to March 1991.

  There are no family relationships between or among any of the executive officers of the Company. Several of the Company's executive officers also serve as officers and/or directors of one or more subsidiaries of the Company.


Item 2.  Properties

  During fiscal 1993, the Company relocated its headquarters from New York City to Los Angeles, where it currently leases approximately 42,614 square feet of office space at 1888 Century Park East under a lease expiring November 30, 1996. The annual base rental for such office space is approximately $732,000 during the term. This facility houses the executive offices of the Company, OPDC and OHEC, as well as the Company's Orion Television Entertainment and Orion Classics divisions and OPDC's Los Angeles sales office.

  Also during fiscal 1993, the Company relocated its principal international operations and OPDC's New York sales office to 304 Park Avenue South, New York, New York, where it leases approximately 7,315 square feet of office space under a lease expiring December 31, 1997, at a current annual base rental of approximately $122,000. In addition to the sales office facilities in New York City and Los Angeles, OPDC currently leases sales offices in Dallas, Texas.

Item 3.  Legal Proceedings

  1. The Chapter 11 Cases

  As noted above, on December 11 and 12, 1991, the Company and 37 of its subsidiaries filed petitions for relief under chapter 11 in the Court. The cases were referred to the Honorable Burton R. Lifland, Chief United States Bankruptcy Judge of the Court. Pursuant to the Bankruptcy Code, the Company was authorized to operate its business and manage its properties as a debtor-in-possession.

  The Company filed its schedules of assets and liabilities and statement of financial affairs with the Court. The bar date for filing proofs of claim in the Company's chapter 11 case was May 29, 1992. The bar date for the filing of administrative claims was September 3, 1992.

  The Company filed its "Debtors' Joint Consolidated Plan of Reorganization" with the Court on July 13, 1992 (as amended on July 24, 1992, August 7, 1992, September 3, 1992 and October 20, 1992) (the "Plan") and the related "Disclosure Statement for Debtors' Joint Consolidated Plan of Reorganization" with the Court on July 21, 1992 (as amended on July 24, 1992, August 7, 1992 and September 3, 1992). On October 20, 1992 (the "Confirmation Date"), the Court confirmed the Plan which became effective on November 5, 1992 (the "Effective Date").

  The Company is, and will continue to be, a party to numerous contested matters and adversary proceedings pending against it in the Court seeking a variety of forms of relief, including, without limitation, motions (a) to approve settlements and compromises, and (b) to allow or disallow claims. Other matters and claims may be referenced in the Disclosure Statement filed by Debtors with the Court on July 24, 1992, as amended, and approved by such Court by order dated September 8, 1992. The Company also has the right to file such motions or actions as may be necessary to implement and enforce the terms of the Plan.

  Pursuant to section 362 of the Bankruptcy Code an automatic stay went into effect when the Debtors commenced their chapter 11 cases. The automatic stay halted, among other things, all pending litigation and prevented the commencement of all judicial, administrative or other proceedings against the debtor that were or could have been commenced before the commencement of the bankruptcy case. Pursuant to paragraph 35 of the Confirmation Order, any action which had been stayed by operation of section 362(a) of the Bankruptcy Code continues to be stayed pursuant to sections 1141(d) and 105(2) of the Bankruptcy Code, absent special relief which the Court could grant.

  2. The Litigation-Based Claims

  Mace Neufeld Productions, Inc. and Mace Neufeld v. Orion Pictures Corporation, et al., (United States District Court, Central District of California, Civ. Action No. CV-85-7149-ER (Bx)); Mace Neufeld Productions, Inc. and Mace Neufeld v. Orion Pictures Corporation, et al., (Los Angeles County Superior Court, Western District, Case No. WEC 100794). On November 5, 1985, the Company and one of its television production subsidiaries were served with the complaint in a lawsuit filed in the United States District Court for the Central District of California against certain individuals and entities involved in the production and financing of the Company's television series "CAGNEY & LACEY". On August 29, 1990, after trial in the Superior Court, a jury found in favor of the plaintiffs on the contract claims, awarding damages against the Company in the amount of $758,978 (plus interest at 7% per annum). The trial judge had dismissed all of plaintiffs' other claims prior to submission of the case to the jury. The Court entered judgment on the jury's verdict on October 30, 1990, after a hearing on defendants' post-trial motions for judgment notwithstanding the verdict or for a new trial.

On December 28, 1990, the Company appealed. Plaintiffs had previously noticed an appeal from the trial court's judgment. No briefs were filed in the appeals, which were stayed by the Company's bankruptcy. A claim has been filed in the amount of $932,599.10, which amount included interest on the judgment through the Petition Date. The proof of claim has been "amended" to seek $3,932,569.20. The original claim was filed on June 2, 1993, four days after the claim bar in bankruptcy. Thereafter, the matter was scheduled for estimation before the Honorable Burton R. Lifland, Chief Judge, and limited discovery including deposition discovery has been conducted.

Chief Judge Lifland transferred the Mace Neufeld estimation proceedings to the Honorable Stuart Bernstein of the United States Bankruptcy Court for the Southern District of New York. The adjourned claim estimation hearing date is scheduled for June 22, 1994. Settlement negotiations are ongoing.

  Hemdale Film Corporation v. Orion Pictures Corporation, (Los Angeles County Superior Court, Case No. RCO12594). On October 12, 1990, plaintiff Hemdale Film Corporation ("Hemdale") filed this action against the Company in Superior Court for Los Angeles County, alleging various breaches of the agreements between plaintiff and the Company for distribution of the motion pictures "PLATOON," "HOOSIERS," and "THE TERMINATOR." Plaintiff produced these pictures which the Company released. The complaint seeks an accounting and damages purportedly in excess of $30,000,000, and is based on the allegation that the Company paid Hemdale less than it was due under the agreements, used improper accounting practices, refused to permit Hemdale's representatives to conduct appropriate examinations of the Company's books and records and provided Hemdale with allegedly inaccurate and inadequate settlement statements. On December 10, 1990, the Company filed its answer, denying the material allegations of the complaint, asserting that its accounting practices were accurate in all respects. The Company also asserted various affirmative defenses, and filed a cross-complaint for certain declaratory relief. The action was in the discovery stage on the Petition Date. Hemdale has filed a proof of claim substantially based on the allegations in its complaint. The Company has objected to Hemdale's claim and the estimation hearing has been adjourned in the Court until July 7, 1994.

  Pacific Western Productions, Inc., et al. v. Hemdale Film Corporation and Orion Pictures Corporation, et al., (Los Angeles County Superior Court, Case No. RCO12873). Plaintiffs in this action against the Company are the service companies for the producer, the writer and director, a principal cast member, and the special effects coordinator of the motion picture "THE TERMINATOR." In a complaint filed in Superior Court for Los Angeles County on October 16, 1990, plaintiffs alleged claims for breach of contract, breach of fiduciary duty, and fraud against co-defendant Hemdale (but not the Company) arising out of certain agreements for the production of "THE TERMINATOR." In a count against the Company, plaintiffs alleged that they were third-party beneficiaries of certain agreements between Hemdale and the Company. Plaintiffs seek an accounting from the Company under the previously mentioned agreements as well as compensatory, exemplary and punitive damages in unspecified amounts against both defendants. A claim has been filed in the amount of $249,835.00, to which the Company has objected. Plaintiffs have served the Company with a response to its objection to their proof of claim, and an estimation hearing is currently scheduled for July 7, 1994.

  Paradise Films, Inc. v. Orion Pictures Corporation and Orion Pictures Distribution Corporation, (Los Angeles County Superior Court, Case No. BC 038330). On September 25, 1991, Paradise Films ("Paradise"), previously known as Dino De Laurentiis Corporation ("DDLC") brought suit against the Company alleging that the Company had breached an Agreement it had entered into with DDLC concerning the production, financing and distribution of the motion picture "AMITYVILLE II: THE POSSESSION." Paradise alleged that the Company had failed to distribute and failed to make any efforts to distribute the subject film in syndicated television, failed to account properly for syndication revenue and caused Paradise not to receive its portion of Gross Receipts from the film. Paradise sought rescission, or alternatively, damages in an amount to be proved at trial. The Company denied the Paradise allegations in its Answer, arguing that the Company's actions were fully in accordance with the agreement that the Company had with Paradise, and that the remedies sought by Paradise were not available pursuant to the agreement that it had with the Company. Paradise filed a proof of claim for an unliquidated amount based on its allegation in its complaint. The Company has objected to Paradise Films' proofs of claim and an estimation hearing has been scheduled for July 7, 1994. Settlement discussions are ongoing.

  Sharon Badal v. Orion Pictures Corporation, (United States District Court, Southern District Court, Southern District of New York, Case No. 91 Civ. 4288). On June 24, 1991, plaintiff brought an action against the Company under Title VII of the Civil Rights Act, alleging that she was constructively discharged from her employment with the Company due to sexual discrimination on the part of certain other Company employees, and requested damages in the amount of $300,000.00. On July 9, 1991, the Company answered, denying all charges. Plaintiff has filed a proof of claim based on her Title VII action in the amount of $300,000.00. The Company has objected to these proofs of claim, and the estimation hearing has been scheduled for July 7, 1994.

  James L. Sharmat v. Orion Pictures Corporation, et al.0, (Los Angeles County Superior Court, Case No. SC 009599). On June 21, 1991, plaintiff brought an action against the Company alleging, inter alia, that he had not received monies due under a contract between plaintiff and the Company, pursuant to which plaintiff allegedly provided certain bridge financing to the Company for the production of the motion picture, "THE EARTHLING." Among other relief, he claimed damages in the amount of $286,209.84, plus interest. In its answer, filed on or about August 19, 1991, the Company denied the plaintiff's claims, arguing inter alia, that there was no evidence that the subject contract existed, or that plaintiff's alleged investment was ever made. Plaintiff has filed a proof of claim in the amount of $286,209.84 plus interest based on his alleged participation in the subject film.

  On October 9, 1992, the Company objected to the related proofs of claim filed by James L. Sharmat, Stephen W. Sharmat and Westchester Productions, Inc. and indicated that the date of the claims estimation hearing was to be announced by a subsequent notice. An estimation hearing is currently scheduled for July 7, 1994. Settlement discussions are ongoing.

  Bruno Damon v. Orion Pictures Corporation, Island Helicopter Leasing Corporation and A.G.S. Realty Holding Corp., (N.Y. Sup. Ct. Index No. 34167/91) (the "Damon Action"). The Damon claim is a personal injury claim that is the subject of the Damon Action. Damon served his complaint (the "Damon Complaint") on or about October 9, 1991. On November 14, 1991, Defendants Orion Pictures Corporation and A.G.S. Realty Holding Corporation were granted an extension of their time to answer, move against or otherwise respond to the complaint, until December 16, 1992. The Company's December 11, 1991 reorganization intervened, and no answer was filed on behalf of Orion Pictures Corporation. However, an answer was filed on behalf of AGS Realty Holding Corporation.

  The claimed injury underlying the Damon Complaint allegedly occurred during the filming of the motion picture "CADILLAC MAN." According to the Damon Complaint, Damon, who was working on the set, was injured when a sign allegedly fell on him after being dislodged by a helicopter that was being used in the production. The Damon Complaint asserts that the alleged injury was caused by the negligent, and/or willful conduct of the defendants. The Company has objected to the Damon Claim and an estimation hearing is scheduled for July 7, 1994. Settlement negotiations are ongoing.

  Bayer Cadillac, Inc., Plaintiff, v. Cad Co. Productions, Inc., Orion Pictures Corporation and Ted Kurdyla, Supreme Court of the State of New York, County of Queens. On or about March 15, 1991, Bayer Cadillac served the Company with a complaint alleging that "defendant(s), their agents, servants, employees and representatives" breached a purported Location Contract dated April 20, 1989 between Bayer Cadillac and defendant Cad Co. Productions, Inc. ("Cad Co.") which allegedly provided for access to Bayer Cadillac's premises for the filming of the movie "CADILLAC MAN."
Plaintiff further alleged that it was a holder in due course of checks drawn on the account of Defendant Cad Co., but that payments made in connection with the Location Contract were stopped on said checks without justification. Plaintiff asserted four causes of action for damages and attorneys' fees totalling $318,330, plus interest, costs and disbursements. On or about August 1, 1991, the Company and Cad Co Productions, Inc. answered Bayer Cadillac's complaint, denying the substantive allegations of the complaint pertaining to their alleged liability. The proof of claim filed by Bayer Cadillac has since been expunged on the basis that it was filed late.

  Martha Reeves Enterprises, Inc., et al. v. Touchstone Pictures Music and Songs, Inc., et al., (Wayne County Circuit Court, Michigan, Case No. 92-217939). On or about June 26, 1992, plaintiffs brought an action against a number of film production and distribution entities, including the Company, alleging that each had used plaintiffs' name, voice and songs in various films without permission, and without payment of fees or royalties to plaintiffs. The proof of claim has since been expunged from the Court on the grounds that it was a residual claim.

  Bonny Dore v. Orion Pictures Corporation, et al., Case No. BC 023 709 (Super. Ct. of Cal., Los Angeles Co., complaint filed March 14, 1991)(the "Dore Action"). Plaintiff brought the Dore Action against, inter alia, Orion Pictures Corporation and Orion Television, Inc. Dore alleges that she is entitled to a 16.25% participation of the net profits earned from the sale and distribution of the mini-series "Glory! Glory!". In addition, Dore alleges that she is entitled to a share of advances against net profits earned, totaling $65,000.

  Orion contends that no amounts are due under the relevant agreement (as modified) or, alternatively, if any amounts are due, they are far less than the amounts claimed by Dore given the modifications to the contract.
The Company has objected to Bonny Dore's proofs of claim. The parties have signed and the Court has approved a Stipulation and Order of settlement which provides, inter alia, that Bonny Dore shall receive an allowed claim in Class 6 of the Plan in the amount of $65,000.

  Antitrust and Similar Proceedings. OPDC is involved, together with other theatrical distribution and/or exhibition companies, in four proceedings in which it is alleged that OPDC has violated state and/or federal antitrust laws (one of which was commenced post-petition). These proceedings arise primarily as a result of conflicting interests between distributors and exhibitors of theatrical motion pictures and have occurred frequently in the motion picture industry for many years. These proceedings seek compensatory and treble damages in large amounts, as well as injunctive relief in certain instances. The aggregate actual damages claimed against OPDC and other named defendants in these proceedings exceed $5,000,000. In addition, one exhibitor has claimed punitive damages. The Company believes that OPDC's actual liability, if any, would be considerably less than the amounts claimed and would generally be shared by other defendants.

  At least three proofs of claims were filed on behalf of parties alleging that OPDC has violated state and/or federal antitrust laws. The proofs of claim arise from allegations asserted in the following two lawsuits:
(i) The Movie v. Orion Pictures Distribution Corporation, Orion Classics, et al., (United States District Court for the Northern District of California, Case No. C86-203 90RPA); and (ii) Joseph Soffer d/b/a Cine 1-2-3-4 v. Orion Pictures Distribution Corporation, et al., (United States District Court for the District of Connecticut). The Company has objected to the proofs of claim filed on behalf of The Movie and Joseph Soffer. Counsel for the Company have been informed that the underlying litigation has been settled. The Company's objection to the Soffer claim indicated that the date of the claims estimation hearing is to be announced by a subsequent notice. That hearing is presently scheduled for July 7, 1994.

  David J. Corkill d/b/a Tiburon Playhouse, Plaintiff, v. Columbia Pictures Entertainment, Inc. d/b/a/ Columbia Pictures, a California Corporation, Tri-Star Pictures, Inc., a California Corporation, Paramount Pictures Corporation, Paramount Pictures Corporation, a California Corporation, New Line Cinema, a California Corporation, Pacific Theatres Corporation, a California Corporation, Mann Theaters, a California Corporation, and Does 1 through 30, inclusive, Defendants, Case No. 154330 (Super. Ct. of Cal.)(the "Corkill Action"). On or about August 6, 1992, plaintiff David J. Corkill filed a "Complaint for Antitrust Damages and Injunctive Relief" in the Superior Court for the State of California for the County of Marin. In the complaint, Plaintiff alleges, inter alia, that he exhibits movie films through Tiburon Playhouse. He further contends that defendants have restrained trade in the distribution and exhibition of industry anticipated top-grossing movie films in Marin County, California and throughout the State of California. Plaintiff further alleges that the defendants have entered into contracts in restraint of trade as prohibited by Section 16600 of the California Business and Professional Code (the "Code") and have engaged in the operation of a Trust as defined in Section 16720 of the Code, in violation of Sections 16722 and 16726 of the Code. The Company's counsel have informed Plaintiff's counsel that commencement of the Corkill Action against Orion violated, inter alia, the automatic stay provided in Section 362 of the Bankruptcy Code as well as a restraining order entered by the Court. The Company's counsel have further informed Plaintiff's counsel of the Company's position that the Confirmation Order, together with the Reorganization Plan, permanently enjoin the pursuit of the Corkill Action as against Orion and that any effort to proceed in any fashion against the Company or its affiliates in the Corkill Action or otherwise will constitute a violation of the Confirmation Order and will subject Plaintiff and his representatives to the risk of contempt, damages and sanctions for said violation.

  3. Showtime Litigation

  In September, 1986, the Company entered into an agreement with Showtime/The Movie Channel, Inc. ("Showtime") which was subsequently amended by various letter agreements (the "Showtime Agreement"). Pursuant to the Showtime Agreement, Showtime was granted certain rights to exhibit motion pictures and became obligated to tender substantial license fees to the Company. On December 24, 1991, Showtime notified the Company that, in its view, the April 1, 1991 changes in the Company's top management positions resulted in a failure to comply with the key man provisions contained in the Showtime Agreement and, therefore, Showtime was not obligated to license certain motion pictures and pay license fees therefor. On March 20, 1992, the Company filed a motion to assume the Showtime Agreement (the "Motion to Assume"). In conjunction with the Motion to Assume, the Company filed a complaint commencing an adversary proceeding (the "Adversary Proceeding") seeking certain relief specifying the parties' rights and obligations and seeking specific performance of Showtime's obligations under the Showtime Agreement. Subsequent to the hearing and trial on the Motion to Assume and on the Adversary Proceeding held on May 14, and 15, 1992, the Court issued an order dated June 3, 1992 (the "Showtime Order"), authorizing the Company to assume the Showtime Agreement and finding, inter alia, that the Company had complied with the key man clause. The Court then dismissed the Adversary Proceeding, at the Company's request, as moot.

  Showtime appealed the Showtime Order to the District Court, Honorable John S. Martin, Jr., presiding. On December 8, 1992, the District Court affirmed the decision of the Bankruptcy Court. Showtime appealed to the United States Court of Appeals for the Second Circuit.

  On April 30, 1993, Showtime commenced an action in California against the Company (the "California Action") seeking a declaratory judgment that, inter alia, Showtime had the right to offset up to $29,350,893 against any future payments to Orion on the ground that Orion had certified that certain films "qualified" as "Exclusive Pay Pictures" within the meaning of the Agreement when the films did not, according to Showtime, so qualify (the "Qualification Dispute"). The Company thereafter obtained a preliminary injunction temporarily restraining Showtime's prosecution of the California Action.

  On September 17, 1993, the United States Court of Appeals for the Second Circuit vacated the district court's judgment and remanded the matters for further proceedings. On January 31, 1994, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States.
Before Showtime's opposition to the petition was due, the parties entered into a settlement agreement (the "Settlement Agreement") which was approved by the bankruptcy court on March 17, 1994 and which became effective on March 29, 1994.

  Pursuant to the Settlement Agreement, the Company and Showtime agreed inter alia to the following: (i) upon entry of the Bankruptcy Court's order approving settlement and the lapse of the relevant appeal period, they would dismiss with prejudice the Key Man Dispute from all courts where such litigations are currently pending; (ii) to amend the existing Agreement to reflect the settlement reached by the parties; and (iii) to enter into a new exclusive output agreement to cover certain qualifying new product produced or acquired by the Company and certain of its affiliates and certain existing product in the Company's film library (the "New Agreement"). Such amendment to the Old Agreement and the New Agreement became effective on March 29, 1994. As contemplated by the amendment to the Old Agreement (the "Amendment") and the New Agreement, Showtime will pay the Company, subject to all of the terms and conditions of the Amendment and the New Agreement and after giving effect to the settlement of the Qualification Dispute, the aggregate amount of approximately $56,000,000 (the "Settlement Amount"), which amount represents: (i) final payments for films previously exhibited by Showtime;
(ii) adjusted payments for the 16 films that were the subject of the Key Man Dispute (provided that the yet unreleased films of such 16 films qualify under the terms of the Old Agreement, as amended); and (iii) under the New Agreement, license fees for library product.

  4. The Derivative Action.

  Harvey Cooper, Derivatively on behalf of Orion Pictures Corporation, Plaintiff, vs. John W. Kluge, Stuart Subotnick, Metromedia Company, a Partnership, and Does 1 through 100 Inclusive, Defendants, and Orion Pictures Corporation, Nominal Defendant, Bankr. Adversary Proceeding No. 93-9592A (Bankr. S.D.N.Y.) (the "Cooper Action"). On April 27, 1992, Plaintiff filed a verified complaint purporting to assert claims against Metromedia Company and others derivatively on the Company's behalf. Plaintiff did not serve the Company with the summons and complaint until more than one year later on April 28, 1993. Plaintiff alleges that the defendants together owned 70% of the Company's outstanding common stock and that, during the relevant time period, defendants Kluge and Subotnick were directors and officers of the Company. Plaintiff alleges that, as majority shareholders and, in the case of defendants Kluge and Subotnick, as officers and directors of the Company, defendants caused the Company to sell film assets at a substantial loss in or about March, 1991. Plaintiff seeks declaratory relief and damages for alleged intentional and negligent breaches of fiduciary duties. Plaintiff also asserts claims for abuse of control and waste of corporate assets. The Company timely removed the Cooper Action to the United States Bankruptcy Court for the Central District of California and promptly gained transfer of the action to the United States Bankruptcy Court for the Southern District of New York where its bankruptcy cases are being heard.

  On June 23, 1993, shortly before transfer of the Cooper Action to New York, the Company commenced an adversary proceeding against Harvey Cooper, individually, entitled Orion Pictures Corporation, et al., Plaintiff, against Harvey Cooper, Defendant, Bankr. Adversary Proceeding No. 93-9188A (Bankr. S.D.N.Y.) (the "Adversary Proceeding"). In that Adversary Proceeding, the Company sought a declaratory judgment that Cooper is barred from prosecuting the claims asserted in the Cooper Action by operation of the Company's bankruptcy reorganization plan, the Court's order confirming that plan, and the Bankruptcy Code. The Company requested preliminary and permanent injunctive relief barring the pursuit of the claims asserted in the Cooper Action.

  On July 21, 1993, Cooper filed motions in the Adversary Proceeding seeking: (a) dismissal of the proceeding; (b) certification of a "defendant class" of holders of Old Orion common stock in the proceeding;
(c) disqualification of the Company's counsel; (d) disqualification of the bankruptcy judge hearing the matter; (e) judgment on the pleadings against the Company; and (f) post-confirmation "dismissal" of the Company's petition for reorganization filed nearly two years earlier on December 11, 1991. On September 3, 1993, the Company sought summary judgment dismissing the Cooper Action with prejudice on the ground that the claims Cooper purports to assert on the Company's behalf were released by the bankruptcy reorganization plan and the bankruptcy court order confirming that plan. On September 13, 1993, the bankruptcy court released a memorandum decision which denied the motions filed by Cooper in the Adversary Proceeding, granted the Company's motion for summary judgment dismissing the Cooper Action with prejudice, and directed the Company to dismiss the Adversary Proceeding against Cooper as moot. Cooper appealed the bankruptcy court determination to the United States District Court for the Southern District of New York. Briefing before the district court closed on February 15, 1994. The Company opposed Cooper's appeal and moved to dismiss the appeal on the grounds that the substantial consummation of the Plan rendered the matter moot and that Cooper lacks standing to pursue the matter.

  On April 29, 1994, the United States District Court for the Southern District of New York (Owen, J., presiding) entered its decision granting the Company's motion and dismissing Cooper's appeal. The time for Cooper to appeal to the United States Court of Appeals for the Second Circuit has not yet expired.

  5. Other Claims Issues

  The Company filed numerous claims objections with the Bankruptcy Court, both prior to and after the Effective Date of the Plan. Most of those objections have been granted by the Bankruptcy Court or consensually resolved, but certain disputes remain outstanding and ultimately will be disposed of through negotiations or contested hearings before the Bankruptcy Court. The Company believes that the disposition of the disputed claims will not have a material adverse effect on its consolidated financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted during the fourth quarter of the fiscal year ended February 28, 1994 to a vote of the holders of the Company's Common Stock, through the solicitation of proxies or otherwise. The Company intends to file with the SEC not later than 120 days after the end of the fiscal year ended February 28, 1994, the Proxy Statement for the 1994 Annual Meeting of Stockholders.

                                 PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

Stock Prices and Dividends

  Since the Effective Date, the Company's Common Stock, $.25 par value (the "Common Stock"), has been traded in the over-the-counter market and its quotations are reported in the National Market System ("NMS") of the National Association of Securities Dealers, Inc. Automated Quotation system ("NASDAQ") under the symbol ORPC. Prior to the Effective Date, the Company's old Common Stock, $.25 par value (the "Old Common Stock"), which has been exchanged for shares of Common Stock pursuant to the Plan was traded on the New York, Pacific and Philadelphia Stock Exchanges under the symbol OPC. As of June 7, 1994, there were 478 record holders of the Common Stock. The table below reflects the high and low sales prices for the Old Common Stock as reported on the New York Stock Exchange Composite Tape from March 1, 1992 through October 21, 1992 and the quarterly high and low transaction prices per share of the Common Stock in the over-the-counter market from November 9, 1992 through June
7, 1994 as reported by NASDAQ/NMS. Prices for the Common Stock reflect interdealer transactions without markup, markdown or commission.


                                                            High      Low
    Fiscal Year Ended February 28, 1993
      First Quarter                                         $  3.25   $  1.25
      Second Quarter                                           2.22      1.00
      Third Quarter (through October 21, 1992)                 1.75       .31
      Third Quarter (October 22, 1992 - November 8, 1992
        traded only on a when issued basis)                      NA        NA
      Third Quarter (November 9, 1992 - November 30, 1992)     3.00      1.81
      Fourth Quarter                                           3.63      2.00

    Fiscal Year Ended February 28, 1994
      First Quarter                                         $  3.25   $  2.38
      Second Quarter                                           7.88      2.06
      Third Quarter                                            9.50      5.50
      Fourth Quarter                                           7.13      5.25

    Fiscal Year Ending February 28, 1995
      First Quarter                                         $  7.00   $  5.00
      Second Quarter (through June 7, 1994)                 $  5.00   $  3.38



  The Company historically has not paid any dividends on its Old Common Stock or the Common Stock. See Note 7 of Notes to Consolidated Financial Statements for a description of restrictions on the payment of dividends on the Common Stock.

Item 6. Selected Financial Data

  The following table presents selected financial information for the Company for each of the five fiscal years ended, and as of, February 28
(29), 1994, 1993, 1992, 1991, and 1990. The selected financial data for each of the five fiscal years ended, and as of, February 28 (29), 1994, 1993, 1992, 1991, and 1990 are derived from and qualified in their entirety by reference to the audited consolidated financial statements, the most recent three years of which are included elsewhere herein, and should be read in conjunction with such financial statements. Per share amounts for the fiscal years ended in February, 1992, 1991, and 1990 reflect the impact of the recapitalization in fiscal 1993.


Selected Financial Data
(in thousands, except per-share amounts)



   Fiscal Years Ended in February,                         1994           1993           1992           1991           1990

STATEMENT OF OPERATIONS DATA

Revenues from continuing operations                    $   175,662    $   222,318    $   491,117    $   507,304    $   427,500

Income (loss) from continuing operations               $  (125,196)   $   (72,973)   $  (280,832)   $   (60,648)   $     6,884

Income (loss) from discontinued
   television operations                               $      ----    $      ----    $   (31,239)   $    (2,337)   $     8,172

Income (loss) before extraordinary gains               $  (125,196)   $   (72,973)   $  (312,071)   $   (62,985)   $    15,056

Net income (loss)                                      $  (125,196)   $   250,240    $  (312,071)   $   (62,985)   $    15,056



Income (loss) from continuing operations per share:

   Primary                                             $    (6.26)    $   (11.29)    $ (1,744.47)   $  (409.97)    $    42.45
   Fully diluted                                       $    (6.26)    $   (11.26)    $ (1,755.38)   $  (427.30)    $    42.26

Income (loss) before extraordinary gains per share:

   Primary                                             $    (6.26)    $   (11.29)    $ (1,938.50)   $  (425.76)    $    93.84
   Fully diluted                                       $    (6.26)    $   (11.26)    $ (1,950.62)   $  (443.75)    $    93.28

Net income (loss) per common share:

   Primary                                             $    (6.26)    $    38.70     $ (1,938.50)   $  (425.76)    $    93.84
   Fully diluted                                       $    (6.26)    $    38.62     $ (1,950.62)   $  (443.75)    $    93.28

Common and common equivalent shares entering into computation of per-share amounts:

   Primary                                                  20,000          6,465            161           148            159
   Fully diluted                                            20,000          6,479            160           142            160

Cash dividends per common share                        $       ---    $       ---    $       ---    $      ---     $      ---

BALANCE SHEET DATA

Total assets                                           $    508,014   $   704,356    $    856,950   $1,058,673     $  984,806

Notes and subordinated debt                            $    274,501   $   325,158    $    521,968   $  510,894     $  351,504


See accompanying consolidated financial statements and notes thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   On December 11 and 12, 1991 (the "Filing Date"), the Company and certain of its subsidiaries filed petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Court"). During the period from the Filing Date to November 5, 1992 (the "Bankruptcy Period"), the Company operated under a series of Court orders and actively sought to obtain new equity capital and other forms of investment in order to recapitalize. In this regard, the Company filed its "Debtors' Joint Consolidated Plan of Reorganization," (the "Plan") with the Court on July 13, 1992 (as amended July 24, August 7, September
3 and October 20, 1992) and the related "Disclosure Statement for Debtors' Joint Consolidated Plan of Reorganization" (the "Disclosure Statement") with the Court on July 21, 1992 (as amended on July 24, August 7, and September 3, 1992). On October 20, 1992 (the "Confirmation Date"), the Court confirmed the Plan which became effective on November 5, 1992 (the "Effective Date"). The Plan and the Company's reorganization activities are more fully described in "Liquidity and Capital Resources" below.

   For the year ended February 28, 1994 ("fiscal 1994"), the Company recorded a net loss of $125,196,000 on revenues from continuing operations of $175,662,000. During the years ended February 28, 1993 and February 29, 1992 ("fiscal 1993" and "fiscal 1992", respectively), the Company recorded extraordinary gains of $323,213,000 resulting in net income of $250,240,000 for fiscal 1993, and a net loss of $312,071,000 for fiscal 1992, on revenues from continuing operations of $222,318,000 and $491,117,000, respectively. Losses from continuing operations during fiscal 1994, 1993 and 1992 were $125,196,000, $72,973,000 and
$280,832,000, respectively.

   The Company's results of continuing operations from year to year have been substantially dependent on both the number of films released and on the acceptance of the Company's current product by general audiences. The Company released four films in fiscal 1992, three films in fiscal 1993, and four films in fiscal 1994. These pictures performed poorly in the domestic theatrical marketplace and did not generate sufficient gross profit to maintain a profitable level of operations during those years. The success of "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS" during fiscal 1992 and 1993 only partially mitigated these results. The following paragraphs describe the most significant factors affecting the company's results during this three year period.

   During fiscal 1994, the Company wrote off additional amounts on a large number of its previously released theatrical and television library titles due to certain events that occurred during that year. Such writedowns, which aggregated approximately $37,400,000 included certain amounts due to: 1) the Showtime Settlement (which is more fully described in Note 6 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K ("Note 6")) and 2) current market conditions that affected management's estimates in the fourth quarter of fiscal 1994 of the future revenue-generating potential of certain of the Company's theatrical and television library product in the domestic free television market places. In addition, including the effect of the Showtime Settlement described above the Company recorded approximately $30,400,000 of writedowns to the estimated net realizable value related to the four theatrical titles released domestically during that year, "MARRIED TO IT", "THE DARK HALF", "ROBOCOP 3" and "CAR 54, WHERE ARE YOU?" and approximately $26,800,000 of additional provisions for losses on the five titles that remained unreleased at February 28, 1994. These fiscal 1994 losses, approximately $94,600,000 in total, had a significant effect upon the Company's reported gross profit (loss) in fiscal 1994.

   During fiscal 1993, the Company successfully emerged from its chapter 11 bankruptcy proceedings. Several significant adjustments were recorded during that fiscal year to reflect this event in the Company's consolidated financial statements, which resulted in the recognition of an aggregate of $323,313,000 of extraordinary gains, before the effect of income taxes. The Company recorded these adjustments and did not adopt fresh-start reporting in accordance with the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public

Accountants ("SOP 90-7"), as is more fully described in Note 2 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K ("Note 2").

  In addition, the Company realized a benefit of approximately $28,477,000 upon the contribution by the Company's majority shareholder and its affiliate of a guarantee of bank borrowings, the contribution of the majority shareholder and its affiliate of an interest in "MERMAIDS" and the contribution by the majority shareholder and an affiliate of $15,000,000 in cash for an aggregate of 50.1% of the equity interest in the Company. As described in Note 2, the majority shareholder and its affiliate owned in excess of 50% of the Company's common stock both before and after the Effective Date of the Plan and, accordingly, this benefit was credited directly to Paid-in surplus as a contribution to capital. Furthermore, the Company incurred approximately $20,792,000 of costs directly related to the chapter 11 proceedings during the year that adversely affected results from continuing operations.

  Also during fiscal 1993, the Company wrote off additional amounts on a large number of its previously released theatrical and television library titles due to certain events that occurred during that year. Such writedowns, which aggregated approximately $18,000,000, included certain amounts recorded due to: 1) the disappointing domestic video results in fiscal 1993 for "SHADOWS AND FOG"; 2) the further recognition of the impact of the lack of future production on the marketability of the Company's library; and 3) current market conditions, that significantly affected management's estimates in the fourth quarter of 1993 of the future revenue-generating potential of certain of the Company's theatrical and television library in the foreign pay and free television marketplaces. In addition, the Company recorded approximately $8,100,000 of writedowns to estimated net realizable value during fiscal 1993 related to the two theatrical titles initially released during that year, "ARTICLE 99" and "LOVE FIELD", and approximately $9,700,000 of additional provisions for losses on the nine titles that remained unreleased at February 28, 1993. These fiscal 1993 losses, $35,800,000 in total, significantly impacted the amount of reported gross profit in fiscal 1993.

   The Company's results of operations in fiscal 1992 reflect a series of events that occurred during that year which were designed to restructure, reorganize and recapitalize the Company in preparation for its continued operation in the future. Three of these events had significant impacts on the magnitude of the reported net loss in that year.

   First, the Company determined at the close of the first quarter of fiscal 1992 that it had insufficient capital to continue its television production operations. The decision was made to discontinue the development, financing, production and distribution of newly created made-for-television product as of May 31, 1991. The Company recognized an estimated loss on discontinuance of $18,917,000, at May 31, 1991 which included the estimated loss from the abandonment of certain projects that were in development at May 31, 1991, an adjustment at that date to reflect certain inventory of released television programs at its estimated net realizable value as a result of discontinuing the television operation and a provision for expected operating losses during the phase-out period from May 31, 1991 to approximately August 31, 1991.

   In May 1991, the Company sought to restructure certain of its outstanding indebtedness pursuant to certain offers (the "Exchange Offers") which were made by the Company to all holders of its then outstanding Subordinated Debentures. In August 1991, the Company terminated the Exchange Offers and announced that it had reached a tentative agreement in principle with a steering committee representing certain of the Company's subordinated debtholders (the "Steering Committee") and its majority stockholder with respect to a consensual restructuring of the Company's capitalization. Such tentative agreement in principle was subject to a number of conditions. On December 10, 1991, continuing negotiations with the Steering Committee concerning the resolution of certain of those conditions were terminated and, on December 11 and 12, 1991, the Company and certain of its subsidiaries filed petitions for relief under the Bankruptcy Code in the Court. During the period from March 1, 1991 to December 10, 1991, the Company incurred approximately $6,629,000 of costs which were directly attributable to the Exchange Offers and the subsequent tentative agreement in principle. In connection with the development of the consensual restructuring negotiated with the Steering Committee, the Company decided during the quarter ended August 31, 1991, to reorganize certain of its operating departments and to relocate certain operating personnel from New York to Los Angeles. Accordingly, a provision of $14,000,000 was recorded during that quarter for related costs. See Note 3 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K ("Note 3") for more information about this provision.

   The Company applied the provisions of SOP 90-7 to account for the effects of operating in a chapter 11 environment beginning on the Filing Date and the effects of redefining the business of the Company in preparation for its emergence from chapter 11 upon consummation of the Plan. Accordingly, the Company charged approximately $192,562,000 to operations during the quarter ended February 29, 1992 as chapter 11 reorganization items. See Note 3 for further information concerning the items comprising this charge to operations.

   A significant number of the Company's titles released during the previous nine-year period had been written down to estimated net realizable value by February 28, 1991. The Company wrote off additional amounts on a large number of these titles during fiscal 1992 due to certain events that occurred during that year. Such writedowns, which aggregated approximately $28,700,000, included certain amounts recorded due to: 1) the disappointing foreign theatrical results in fiscal 1992 of certain titles; 2) the completion in October 1991 of a renegotiation with British Sky Broadcasting ("BSkyB") of the terms of the Company's agreements with Sky Television plc and British Satellite Broadcasting; 3) the disappointing domestic home video distribution in fiscal 1992 of "ALICE"; 4) the recognition of current market conditions in France, which conditions were brought to light by the negotiation of a pay television licensing agreement in that territory; and 5) the continued re-evaluation of the impact of current adverse market factors in the free television marketplace in the United States. In addition, the Company recorded approximately $20,000,000 of writedowns to estimated net realizable value during fiscal 1992 related to theatrical titles initially released during that year and approximately $17,000,000 of provisions for losses on its then remaining unreleased titles. The above writedowns, $65,700,000 in total, are exclusive of writedowns described above as Chapter 11 reorganization items and in Note 3.

CONTINUING OPERATIONS

Revenues

  The following table sets forth the sources of the Company's revenues from continuing operations by market for each of the last three fiscal years and serves as a basis for the analysis of fluctuations in revenues that follows (in thousands):

Fiscal Years Ended in February,            1994     1993        1992

Theatrical Distribution                  $38,211   $48,598    $220,506

Television and Video Distribution:
   Home video direct distribution         37,418    52,468     117,721
   Home video subdistribution             12,245    12,192      20,604
   Pay television                          2,330    41,007      87,943
   Free television and other              85,458    68,053      44,343
                                         _______   _______     _______
Total television
and video distribution                   137,451   173,720     270,611
                                         _______   _______     _______

                                        $175,662   $222,318   $491,117
                                        ________   ________   ________
                                        ________   ________   ________


        Theatrical Revenues

   The Company released four, three and four theatrical feature films in the domestic market place in fiscal 1994, 1993 and 1992, respectively. None of the films released in fiscal 1994 or 1993 were as successful as "THE SILENCE OF THE LAMBS" or "DANCES WITH WOLVES" had been in earlier periods including fiscal 1992 and, thus, theatrical revenues were dramatically reduced in fiscal 1994 and 1993 when compared to amounts recognized in fiscal 1992.

   Only two of the Company's pictures, "ROBOCOP 3", and "THE DARK HALF" exceeded $2,000,000 in theatrical revenues during fiscal 1994. Only one of the Company's pictures, "THE ADDAMS FAMILY", exceeded $9,000,000 in theatrical revenues during fiscal 1993. Revenues from "THE ADDAMS FAMILY" were earned solely outside the United States and Canada.

   "THE SILENCE OF THE LAMBS", which was released in fiscal 1991, generated domestic and foreign theatrical revenues during fiscal 1992 in excess of $92,700,000. "DANCES WITH WOLVES", which was also released in fiscal 1991, contributed an additional $27,000,000 from theatrical revenues earned in the United States and Canada (the Company acquired only domestic rights in all media to this film) during that year. Four other pictures earned from $12,000,000 to $21,000,000 in worldwide theatrical revenues in fiscal 1992.

   The Company released three pictures in the domestic theatrical marketplace in March and April of 1994. The remaining two unreleased pictures will be released during the second and third quarters of the fiscal year ending February 28, 1995 ("fiscal 1995"). None of these five pictures are expected to be as successful as "THE SILENCE OF THE LAMBS" or "DANCES WITH WOLVES" had been in the theatrical marketplace in earlier periods, as described above. Furthermore, as described above, the Company's ability to produce or acquire additional product for theatrical distribution is limited by the Plan. Accordingly, it is anticipated that revenues from theatrical distribution of the Company's two remaining unreleased films will be substantially earned during fiscal 1995 and the

Company's theatrical revenues after this period will depend entirely on the Company's ability to produce or to acquire additional product in accordance with the provisions of the Plan.

        Home Video Direct Distribution Revenues

   All of the Company's home video direct distribution revenues are contributed by Orion Home Video ("OHV"). Due partly to the decrease in the number of theatrical releases in fiscal 1994, 1993 and 1992 from the number of releases in earlier years, revenues from OHV in fiscal 1994 and fiscal 1993 have been significantly reduced from fiscal 1992.

   OHV distributed three of the Company's theatrical releases in the domestic home video rental market in both fiscal 1994 and 1993 compared to eight releases in fiscal 1992. In addition, OHV distributed two titles from its Classics division in fiscal 1994, six Classics titles in fiscal 1993 and nine Classics titles in fiscal 1992. The distribution of certain of the Company's theatrical titles in the domestic home video "sell-thru" (i.e., lower priced) market through OHV accounted for a significant portion of the Company's home video direct distribution revenues during fiscal 1993, including approximately $13,500,000 attributable to "DANCES WITH WOLVES."

   Over 65% of the Company's fiscal 1994 OHV revenues were generated by five titles in that year, including "THE DARK HALF" and "DANCES WITH WOLVES", which produced revenues in excess of $8,000,000 and $6,200,000, respectively. Over 80% of the Company's fiscal 1993 OHV revenues were generated by four titles in that year, including $16,200,000, $10,300,000 and $9,500,000 which were generated by "DANCES WITH WOLVES," "LITTLE MAN TATE" and "THE SILENCE OF THE LAMBS," respectively. Over 80% of the Company's fiscal 1992 OHV revenues were generated by five releases in that year, including "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS" which generated approximately $33,000,000 and $26,000,000, respectively.

   The revenues earned by "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS" since they were first released in the domestic home video rental market are among the largest generated in this market in the history of the industry. The Company does not expect any of the titles that remain to be released in this market to approach the success of these two titles. Furthermore, the Company's reduced theatrical release schedule in fiscal 1992, 1993 and 1994 and limitations of the Plan with regard to the investment in the production of new theatrical product, as described elsewhere in this Annual Report on Form 10-K, are likely to continue to have an adverse effect on future home video annual revenues.

        Home Video Subdistribution Revenues

   The Company's home video subdistribution revenue is primarily generated in the foreign marketplace. Beginning in fiscal 1992, the Company's foreign home video releases began to be distributed under the subdistribution agreement with Sony Pictures Entertainment, Inc. ("Sony") described below and in Notes 2 of Notes to Consolidated Financial Statements. Under the terms of such agreement, which was entered into in February 1990, and amended on November 5, 1992, the Company received a substantial advance against the performance of the 23 pictures (amended from 50 pictures) covered by the agreement. Revenues recorded in fiscal 1994, 1993 and 1992 (approximately $8,000,000, $9,100,000 and $2,000,000, respectively) and to be recorded under this agreement in future periods will be less than amounts that would have been recorded under previous performance-based subdistribution agreements due to the receipt of the substantial advance.

   Most of the Company's foreign home video revenues in fiscal 1992 were recorded upon the initial availability in a number of foreign territories of certain titles for which the Company received a substantial minimum guaranteed fee in advance under three regional agreements entered into in

March 1989. Revenues recorded under these types of agreements in fiscal 1992 included $5,000,000 which was contributed by "ROBOCOP 2."


        Pay Television Revenues

   During fiscal 1994, 1993, and 1992, three, five, and 11 titles, respectively, first became available for exclusive exhibition in the pay cable market under the Company's film licensing agreement, (the "Showtime Agreement") with Showtime Networks Inc. ("Showtime"). Recognition of revenues on all three fiscal 1994 titles and four of the five fiscal 1993 titles were deferred for the reason described below. The Company recorded approximately $5,900,000, and $55,400,000 of license fees related to the Showtime Agreement in fiscal 1993 and 1992, respectively.

   Note 6 describes the terms of the settlement (the "Showtime Settlement") reached on March 29, 1994 regarding, inter alia, a dispute (defined therein as the "Key Man Dispute") that existed between the Company and Showtime regarding the licensing by Showtime of the 14 pictures theatrically released in the domestic marketplace by the Company in fiscal 1992, 1993 and 1994, and in the first quarter of fiscal 1995, as well as the Company's two remaining unreleased pictures. No revenues related to the licensing to Showtime of these disputed pictures had been recorded pending resolution of this dispute. Such deferral began to have an adverse effect on pay television revenues in the first quarter of fiscal 1993. Revenues will begin to be recorded in the first quarter of fiscal 1995 in accordance with the terms and conditions of the Showtime Agreement. Note 6 also describes a complaint (defined therein as the "Qualification Dispute") filed by Showtime alleging that Showtime should be permitted to offset approximately $29,300,000 in fees already paid against future license fees due the Company. This matter was also settled under the Showtime Settlement, as described in Note 6.

   Pay television revenues in fiscal 1994 and 1993 would have included approximately $17,600,000 and $17,400,000, respectively, of license fees due under the Showtime Agreement, the recognition of which was deferred until the dispute was resolved. The Showtime Settlement provides for reduced license fees for the 16 pictures subject to the Key Man Dispute, including an approximate $3,900,000 reduction to approximately $35,000,000 of the license fees that would have been recorded during fiscal 1994 and 1993 for the seven otherwise available pictures. In addition, the license fees for the nine remaining pictures subject to the Key Man Dispute have been reduced approximately $14,400,000 to approximately $28,200,000.
Also, the Showtime Settlement provided for a reduction of $15,000,000 in license fees recorded as revenues in previous periods related to the pictures subject to the Qualification Dispute, which amount was reversed in the fourth quarter of fiscal 1994. As a result of the Showtime Settlement, the Company expects to record approximately $40,000,000 of license fees in the quarter ending May 31, 1994.

    During December 1988, the Company entered into an agreement with Sky Television plc ("Sky Movies"), an affiliate of 20th Century Fox Film Corporation which has merged with British Satellite Broadcasting ("BSB") to form BSkyB, to license the pay television rights in the United Kingdom to many of the Company's recent and current theatrical titles as well as to over 150 of its library titles. During fiscal 1994, 1993, and 1992, approximately $3,600,000, $9,500,000, and $10,600,000 respectively, of revenues were recorded upon the initial availability to Sky Movies and BSB of certain titles under these contracts. In addition, in November 1992, the Company entered into an agreement with Mitsubishi Corporation ("Mitsubishi") to license the pay and free television rights in Japan to many of the Company's recent and current theatrical titles as well as to 40 of its library titles. Approximately $5,000,000 of pay television revenues were recorded under this contract during fiscal 1993.

   Free Television Revenues

   A major source of the Company's revenues from syndication in the free television market has been derived from the licensing in certain foreign territories of free television rights to the Company's newer theatrical titles. Revenues from this source, which generally begin to be recognized two to four years after the initial domestic theatrical release of each picture, were approximately $37,000,000, $34,200,000, and $30,900,000, in fiscal 1994, 1993 and 1992, respectively. Major contracts in fiscal 1994 that contributed to revenues were with TV de Catalunya for rights in Spain, Principal Network for rights in Italy and RTL Plus for rights in Germany. In fiscal 1993, the most significant licensees were Mitsubishi for rights in Japan, BBC for rights in the United Kingdom, and Cecchi Gori for rights in Italy, Germany and Spain. In fiscal 1992, the most significant licensees were the BBC for rights in the United Kingdom and Cecchi Gori for rights in Italy, Germany and Spain.

   Another major source of revenues in the free television market has been derived from the licensing for a period of years in certain foreign territories of free television rights to certain of the Company's pre-1982 library titles. Revenues from this source were approximately $2,200,000 in fiscal 1994, approximately $6,000,000 in fiscal 1993 and approximately $1,000,000 in fiscal 1992.

   Revenues from syndication in the free television market in the United States and Canada increased from approximately $5,000,000 in fiscal 1992 to approximately $18,000,000 in fiscal 1993, and to approximately $21,000,000 in fiscal 1994, including approximately $12,000,000 and $15,000,000, in fiscal 1993 and 1994, respectively, of basic cable revenues. The increase in fiscal 1993 and 1994 revenues can be attributed to the initial availability of ten titles in fiscal 1993 and 12 titles in fiscal 1994, licensed under the Company's 1989 agreement with Lifetime.

   The Company periodically licenses its more successful theatrical titles to the major networks in the United States. Revenues from this source were approximately $23,200,000, $1,500,000, and $7,200,000, in fiscal
1994, 1993 and 1992, respectively. Significant revenues were recognized during fiscal 1994 upon the availabilities of "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS" and, to a lesser extent, two other pictures. Revenues were recorded upon the availabilities of "DIRTY ROTTEN SCOUNDRELS", "MISSISSIPPI BURNING" and "BILL & TED'S EXCELLENT ADVENTURE" in fiscal 1992. None of the Company's pictures first released after the pictures mentioned above are expected to generate significant network license fees.

Gross Profit (Loss)

   The Company had gross profit (loss) (revenues less cost of rentals) of ($67,368,000) in fiscal 1994 compared to $7,506,000 in fiscal 1993 and
$45,472,000 in fiscal 1992. As in fiscal 1993, as described above, the most significant contributions to the Company's fiscal 1994 gross profit were derived from the continued distribution to the worldwide home video, and foreign television marketplaces as well as the network availability of "THE SILENCE OF THE LAMBS" and to a lesser extent, by the domestic home video sell-thru distribution and the network availability of "DANCES WITH WOLVES". Together these two pictures contributed approximately
$15,600,000 to fiscal 1994 gross profit.   The contributions to gross
profit described above were more than offset by the effects of certain adverse factors described below.

   The most significant contributions to the Company's fiscal 1993 gross profit were derived from the continued distribution to the foreign theatrical, worldwide home video and the domestic pay cable marketplaces of "THE SILENCE OF THE LAMBS" and, to a lesser extent, by the domestic home video sell-thru distribution of "DANCES WITH WOLVES." Together, these two pictures contributed approximately $23,100,000 to fiscal 1993 gross profit. The foreign theatrical and home video distribution of "THE ADDAMS FAMILY", the domestic home video rental distribution of "LITTLE MAN TATE", the domestic home video sell-thru distribution of "DIRTY ROTTEN SCOUNDRELS" and the licensing in a number of foreign territories, as described above, of the television rights to certain of the Company's older theatrical titles also contributed to gross profit in fiscal 1993. The contributions to gross profit described above were offset, almost entirely, by the effects of certain adverse factors described below.

   The most significant contributions to the Company's fiscal 1992 gross profit were earned by the distribution to the worldwide theatrical and domestic home video marketplaces of "THE SILENCE OF THE LAMBS" and by the distribution to the domestic theatrical, home video and pay cable markets of "DANCES WITH WOLVES". Together, these two pictures contributed approximately $86,000,000 to fiscal 1992 gross profit. Lesser contributions were derived from the foreign home video and domestic pay cable distribution of "ROBOCOP 2", the domestic theatrical distribution of "LITTLE MAN TATE" and the foreign theatrical distribution of "THE ADDAMS FAMILY." These contributions to fiscal 1992 gross profit were also offset, in part, by the effects of certain adverse factors described below.

   The fiscal 1994 results included writedowns to estimated net realizable value of the carrying amounts of "MARRIED TO IT", "THE DARK HALF", "ROBOCOP 3", and "CAR 54, WHERE ARE YOU?", all of which were released in the domestic marketplace during that year as well as increases to previous provisions for losses on the Company's remaining unreleased titles. In addition, the fiscal 1994 results were adversely affected by the writedowns due to the Showtime Settlement more fully described above and in Note 6. Furthermore, as a result of the Company's quarterly inventory reviews, described below, current market conditions in the domestic free television market affected management's estimate of the future revenue-generating potential of the Company's product in this market.

   The fiscal 1993 results included writedowns to estimated net realizable value of the carrying amounts of "ARTICLE 99" and "LOVE FIELD", both of which were released during that year, as well as increases to previous provisions for losses on certain of the Company's then unreleased titles. The fiscal 1993 results were also adversely affected by further writedowns to estimated net realizable value of "SHADOWS AND FOG", as described below. In addition, as a result of the Company's quarterly inventory reviews, described below, changed market conditions, as well as the restrictions within the Plan concerning the production of new product, significantly affected management's estimate of the future revenue generating potential of the Company's product in the foreign pay and free television marketplaces. During fiscal 1993, the Company concluded negotiations with several customers which demonstrated the reduced demand, and consequently, reduced pricing for the Company's product in these markets.

   The fiscal 1992 results included writedowns to estimated net realizable value of the carrying amounts of "SHADOWS AND FOG," "MYSTERY DATE," "F/X 2" and "BILL & TED'S BOGUS JOURNEY," all of which were released during that year, as well as writedowns on certain of the company's then unreleased titles.

   The Company performs quarterly comprehensive reviews of its inventory of film product. In the process of performing these reviews, the Company, where appropriate, has written down the carrying amount of certain released titles to estimated net realizable value and recorded provisions for losses on unreleased titles. Such writedowns, in fiscal 1994 totalled approximately $94,600,000 compared to $35,800,000 in fiscal 1993 and approximately $65,700,000 in fiscal 1992. Such writedowns for fiscal 1994 included an aggregate of $76,000,000 attributed to the effect of the Showtime Settlement described above, the disappointing release of four pictures during the current fiscal year, and additional provisions on the five pictures to be released after February 28, 1994. See the introductory section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" above. In addition, for reasons described above and in previous publicly-filed documents, approximately three-quarters of the Company's film inventories are stated at estimated net realizable value and do not generate gross profit upon the recognition of revenues. This has adversely affected gross profit recognized beginning in fiscal 1992 and continues to adversely affect reported amounts of gross profit when compared to previous periods.

Selling, General and Administrative Expense

   The Company's selling, general and administrative expense decreased 29% (approximately $8,815,000) from fiscal 1993 to fiscal 1994, and decreased 51% (approximately $31,900,000) from fiscal 1992 to fiscal 1993. Approximately $5,800,000 of the decrease in fiscal 1994 is attributed to reduced personnel costs, as well as from rejections and renegotiations of various operating leases. Approximately $19,000,000 of the decrease in fiscal 1993 is attributable to reduced personnel costs, as a result of continued extensive layoffs and voluntary terminations during that year, as the Company reorganized under the Plan.

Interest Expense

   Interest expense increased from approximately $23,500,000 in fiscal 1993 to approximately $32,300,000 in fiscal 1994. Interest expense (net of capitalized interest) decreased from approximately $46,300,000 in fiscal 1992 to approximately $23,500,000 in fiscal 1993. Such increases and decreases are largely due to the impact of applying SOP 90-7 to accounting for interest related to the Company's subordinated notes and debentures. In accordance with the requirements of SOP 90-7, the Company did not accrue interest on these securities during the Bankruptcy Period. Interest expense for fiscal year 1994 includes 12 months or approximately $24,300,000 of expenses recognized related to the Company's 10% Subordinated Debentures, Talent Notes, Creditor Notes, the payment obligation to Sony and the guarantee of bank borrowings (collectively, "the New Debt Structure"). Whereas fiscal 1993 included only four months or approximately $8,600,000 of New Debt Structure interest. Approximately $17,300,000 and $6,100,000 of the above amounts in fiscal 1994 and 1993, respectively, resulted from the amortization of discounts and the carrying amount of the guarantee of bank borrowings described in Note 2. Annual interest expense is expected to decrease as the Company makes payments with respect to amounts outstanding under its various securities.

   There was no interest capitalized to inventory in fiscal 1994 and 1993, as there was no production. Interest capitalized to inventory in fiscal 1992 was approximately $6,600,000. The weighted average per annum cost of funds borrowed under the bank credit agreement was approximately 5% in fiscal 1994, 6 3/4% in fiscal 1993, and 8 1/2% in fiscal 1992. The cost of funds in fiscal 1994 is attributed to the Company's usage of its Eurodollar Rate option under the Third Amended and Restated Credit Agreement dated as of October 20, 1992.

Provision for Income Taxes

   The provisions for income taxes for fiscal 1994, 1993, and 1992 are comprised primary of provisions for foreign withholding and remittance taxes incurred. The provision for income taxes for fiscal 1992 reflects a reduction of reserves established in previous periods for certain state taxes resulting from an assessment by the State of California Franchise Tax Board, based upon a settlement of such assessment for an amount less than previously estimated. Additional information regarding the Company's income tax accounts can be found in Note 9 of Notes to Consolidated Financial Statements.

   Effective March 1, 1993, the Company adopted the Statement of Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to the differences between the financial statement carrying values and tax bases of existing assets and liabilities. There was no cumulative effect of this change in method of accounting for income taxes for periods prior to March 1, 1993.

DISCONTINUED OPERATIONS

   Revenues of the Company's discontinued television operations for fiscal 1992 were $38,562,000. Losses aggregating approximately $10,600,000 were recorded in fiscal 1992 from the production and delivery of four episodes of "EQUAL JUSTICE" to ABC, three episodes of "W.I.O.U." to CBS and four episodes of "AMERICAN DETECTIVES" to ABC, and from the production of three pilots for the 1991-1992 network television season.

LIQUIDITY AND CAPITAL RESOURCES

   On the Filing Date, as described above, the Company and certain of its subsidiaries filed petitions for relief under the Bankruptcy Code in the Court. Under the Plan, the Company will continue to concentrate its efforts on the licensing and distribution of its library, including the two remaining unreleased pictures. Currently, the principal sources of the funds required for the Company's motion picture distribution activities are proceeds from the licensing of exhibition and ancillary rights to the Company's library. In accordance with the terms of the Plan, the Company is permitted to expend certain amounts to release the remaining unreleased titles; however, the Company will be permitted to invest in the production of new theatrical product, only if, among other things, financing for such product can be obtained, which is secured only by the film being produced or acquired and is thus nonrecourse to the other assets of the Company.

   Before the filing of the Company's petitions under chapter 11, the Company had as an operating plan to release each year approximately 12 to 15 theatrical motion pictures which the Company fully or substantially financed. Prior to the filing, all new production was halted leaving the Company with only 12 largely completed but unreleased motion pictures at the Filing Date. In addition, under the Plan, the Company's ability to produce or invest in new theatrical product is severely limited as described above. Accordingly the Company released four, three, and four theatrical motion pictures in the domestic marketplace in fiscal 1994, 1993, and 1992, respectively. Three motion pictures were released domestically in March and April 1994, and the two remaining unreleased pictures will be released later in fiscal 1995. This reduced release schedule described above is likely to have an adverse impact on results of operations for the foreseeable future. Furthermore, as described in
Note 6, approximately three-quarters of the Company's film inventories at February 28, 1994 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. Accordingly, selling, general and administrative costs and interest expense in future periods are likely to exceed gross profit recognized in each period, which will result in the reporting of net losses for financial reporting purposes for the foreseeable future.

   Under the Bankruptcy Code, the Company remained in possession of its property and, as such, was operating its business as a debtor-in-possession subject to the supervision of the Court. The Company also developed a plan of reorganization which is described below. The plan of reorganization satisfied the provisions of the Bankruptcy Code (including acceptance by certain required votes of creditors) and was confirmed by the Court.

   During the Bankruptcy Period, the Company's financial and other resources continued to decline. Production operations were suspended because of the Company's inability to finance production of new films. New product for distribution was limited to the Unreleased Films. To conserve resources, the Company confined its use of cash collateral to those operating, post-production, and distribution and marketing costs that were necessary to preserve and maintain going-concern value.

   The Company filed a proposed plan of reorganization and the related disclosure statement as described above. The Court approved the Disclosure Statement on September 8, 1992 and confirmed the Plan on October 20, 1992. On November 5, 1992, the Effective Date, the Company emerged from the chapter 11 proceedings.

   The Plan is extremely complex and the summary presented below contains only a brief synopsis of the compromises and benefits granted pursuant to the Plan and is qualified in its entirety by reference to the Plan. The reader should refer to the Plan to obtain a more thorough understanding of the provisions of the Plan and for precise definitions of capitalized terms in the summary presented below. The Plan represents a compromise and settlement reached among the Company's principal creditor constituencies, most of which relinquished, upon confirmation of the Plan, potential legal and equitable arguments in exchange for the treatment and certainty provided by the Plan.

   Under the Plan, the Company's senior secured creditors (the Banks and Sony) are sharing 85% of the reorganized Company's Net Cash Flow. The Plan permits certain unsecured creditors (including holders of certain 10% Subordinated Debentures that were issued pursuant to the Plan as described below) to receive, on a pari passu basis with the senior secured creditors, the remaining 15% of Net Cash Flow. After payment in full of the Allowed Claims of the Banks (and Metromedia and its Affiliate, if they shall become subrogees under the Bank Guarantee) and Sony, 100% of Net Cash Flow will be paid to the holders of such unsecured Allowed Claims. After payment of the Talent Notes, holders of the Creditor Notes and the 10% Subordinated Debentures issued pursuant to the Plan, as described below, will share 100% of Net Cash Flow.

   Under the Plan, the holders of Guild Claims and Participation Claims reduced by 17% their Allowed Prepetition Residual Claims and Allowed Preconfirmation Participation Claims, respectively, in exchange for Talent Notes, which are payable currently out of a portion of Net Cash Flow not required to be paid to the Banks and Sony; holders of Allowed Postpetition Residual Claims will be or have been paid in full with respect to such Claims. The holders of most of the other Unsecured Claims, have or will receive Creditor Notes, which are also payable currently out of a portion of Net Cash Flow not required to be paid to the Banks and Sony.
Additional Creditor Notes will be issued in accordance with the Plan as and when Disputed Unsecured Claims become allowed.

   Under the Plan, the holders of the Company's subordinated notes and debentures outstanding at the Filing Date received an aggregate of $50,000,000 initial principal amount of 10% Subordinated Debentures due October 31, 2001 of the reorganized Company, payable out of the portion of Net Cash Flow not otherwise payable to the Banks and Sony as described above, as well as 49% of the equity of the reorganized Company. The holders of the Company's previously outstanding Series B Preferred Stock and common stock received, in the aggregate, 0.1% and 0.8%, respectively, of the common stock of the reorganized Company. Metromedia and its affiliate have received an aggregate of 50.1% of the common stock of the reorganized Company in exchange for $15,000,000, a guarantee of the bank borrowings of the reorganized Company and a contribution of all rights in respect of a letter agreement dated November 28, 1990 between the Company and an affiliate of Metromedia (the "MetMermaids Rights").

   For a period of five years from the Effective Date, the Company's By-laws provide that the Company must cause certain Directors not affiliated with Metromedia to be included in the Company's slate of directors nominated for election by the Company's stockholders. One of such nominees is to be a member of the Executive Committee of the Board of Directors of the reorganized Company.

   Pursuant to the terms of the Plan, the Company is licensing and distributing its library, including the remaining unreleased pictures. Expenditures for selling, general and administrative costs are substantially less than the levels of such expenditures that were incurred prior to the Filing Date. Further, the Plan limits the Company's ability to produce or acquire new motion pictures or other product. Such product may be produced or acquired only if, among other things, any financing of such purchase or acquisition is secured, if necessary, only by the assets being produced or acquired. With respect to acquired assets only, the Company is nevertheless allowed, without any restriction, to pay related debt service out of operating cash flow. While the Company has been able to acquire certain distribution rights to certain new product with nonrecourse financing, no assurance can be given that the Company will be successful in obtaining additional nonrecourse debt financing or acquiring additional substantial entertainment assets. Furthermore, to date, such arrangements have not contributed substantially to the Company's results of operations.

   To the extent that the Company generates Net Cash Flow, the Company is required to make principal payments with respect to the Banks and Sony and to its holders of its Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") at least quarterly out of Net Cash Flow. Net Cash Flow as defined in the Plan generally provides for the payment of operating costs as incurred. Because distributions are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan, no assurance can be made as to the amount, if any, of each future distribution. See Note 7 of Notes to Consolidated Financial Statements ("Note 7"), for a schedule of the Company's Net Cash Flow payments since the Effective Date.

   The Company has to date generated sufficient Net Cash Flow to meet its operating and Plan obligations. However, the poor performance of the Company's pictures released after the Effective Date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse affect on the liquidity of the Company. The Company anticipates that such events will in turn have an adverse effect on the Company's ability to meet its obligations under the Third Restated
Credit Agreement and to Sony discussed below in the fiscal year ended February 28, 1995 ("fiscal 1995") and the Plan obligations discussed below in the fiscal year ended February 29, 1996 ("fiscal 1996").

   As described in Note 7, the Company must make certain principal payments to its bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony Obligation in October and November 1994, respectively, and October and November 1995, respectively. The Company does not currently believe that it will generate sufficient Net Cash Flow during the remainder of fiscal 1995 to make the scheduled payments to the Banks and Sony in October and November 1994, respectively. In addition, based upon current estimates of Net Cash Flow, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony in October and November 1995, respectively. In such events, the Banks may demand payment from the guarantors under the Bank Guarantee and Sony may draw under its letter of credit (if Metromedia does not first cure such payment default), in which case the amount drawn by Sony would become a guaranteed obligation of the guarantors under the Bank Guarantee. Any such payments made by the guarantors under the Bank Guarantee on behalf of the Company to the Banks and/or to Sony would result in such guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company would be obligated to reimburse the amounts paid by the guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such guarantors are reimbursed in full.

   In addition, as described in Note 7, the Indentures pursuant to which the Talent Notes and Creditor Notes were issued (the "Indentures") provide that an Event of Default will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of Plan Debt does not exceed the mandatory minimum amounts (the "Mandatory Minimums") specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime Agreement which are not received by the Company because of the Showtime Settlement.

   The Indentures provide that the first Mandatory Minimum threshold must be met by the Company by the last quarter of fiscal 1995. Thereafter, although the Indentures provide that the Company must make payments to the holders of the Plan Debt in the amounts specified in the Indentures (less the reduction for the Showtime Settlement discussed above) for each fiscal quarter through the fiscal year ended February 28, 1999, the Indentures only set forth a single Mandatory Minimum threshold for each such fiscal year, rather than separate quarterly thresholds for each fiscal quarter. Accordingly, a literal reading of the Indentures would mean that by the end of each of the Company's four fiscal quarters in each fiscal year beginning with the fiscal quarter ended May 31, 1995, the Company would have had to pay to the holders of the Plan Debt the same Mandatory Minimum amount. The Company believes that the language set forth in the Indentures does not reflect the agreement between the Company and its principal creditors who negotiated and agreed upon the provisions based upon the Company's review of the agreement in principle agreed to by such parties. The Company believes that the Mandatory Minimums specified in the Indentures were intended to be the required Mandatory Minimum thresholds for only the last fiscal quarter of each fiscal year beginning with the fiscal year ended February 29, 1996 and that lower quarterly Mandatory Minimum amounts should have been calculated and set forth in the Indentures for each fiscal quarter of each fiscal year beginning with the quarter ended May 31, 1995. Notwithstanding the literal language of the Indentures, it is the Company's intention to follow what it believes to be the intention of the agreeing parties.

   Utilizing the Mandatory Minimums contain in the Indentures rather than the interpretation the Company believes reflects the agreement of the parties, the Company, based upon current cash flow projections (which are subject to change), currently anticipates that it would not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold under the Indentures beginning with the quarter ended May 31, 1995 and that accordingly an Event of Default would occur under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or 40% in aggregate principal amount of either the Talent Notes or the Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes.
Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. Notwithstanding the literal language of the Indentures, the Company believes, however, that no such Event of Default should occur because the language set forth in the Indentures does not reflect the intention of the Company and the representatives of the Plan Debt who negotiated such provisions and accordingly that no acceleration of the Notes should occur on such quarterly date. Utilizing the Company's view that the agreement of the parties is not reflected in the language of the Indentures and that the Indentures should be reformed to set forth quarterly Mandatory Minimum thresholds for each fiscal quarter, the Company nevertheless currently believes, based upon current cash flow projections (which are subject to change), that it will not generate sufficient Net Cash Flow to satisfy such reformed quarterly Mandatory Minimums at the quarter ended August 31, 1995. In order to meet the Company's anticipated shortfall, the Company must obtain a waiver, refinance its existing Plan Debt, or obtain additional sources of financing including those described below. If the Company cannot satisfy the Mandatory Minimum thresholds at the quarter ended
August 31, 1995, on such date an Event of Default would occur under the Indentures, which in turn could cause an acceleration of such Notes as described above. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code.

   As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1995, however, the Company believes it will have sufficient liquidity to meet its obligations through fiscal 1995 except for its obligations to the Banks and Sony, which obligations become guaranteed obligations under the Bank Guarantee as described above.

   The Company intends to release its two remaining unreleased films and to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product. Since the Effective Date the Company has been able to acquire some new product with non-recourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite non-recourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system. In addition, the Company will pursue additional non-recourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a non-recourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining such nonrecourse financing as describe above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. The Company is also currently considering its alternatives in connection with the anticipated payment shortfall to the holders of the Plan Debt including restructuring or refinancing such Plan Debt. Despite these intentions, there can be no assurance that the Company will be able to generate sufficient Net Cash Flow to avoid an Event of Default under its Indentures in fiscal 1996.

Item 8.  Financial Statements and Supplementary Data

   The financial statements and supplementary data required by this Item are included in Item 14 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                PART III


Item 10.  Directors and Executive Officers of the Registrant

See statement below.


Item 11.  Executive Compensation

See statement below.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

See statement below.


Item 13.  Certain Relationships and Related Transactions

See statement below.


                                Statement

   The information called for by this PART III (Items 10, 11, 12 and 13) is not set forth herein because the Company intends to file with the SEC not later than 120 days after the end of the fiscal year ended February 28, 1994, the Proxy Statement for the 1994 Annual Meeting of Stockholders, except that the information regarding the Company's executive officers called for by Item 10 has been included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Company". Such information to be included in the Proxy Statement is hereby incorporated into these Items 10, 11, 12 and 13 by this reference.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) and (a)(2)  Financial Statements and Schedules

   The financial statements and schedules listed in the accompanying Index to Financial Statements are filed as a part of this Annual Report on Form 10-K.

   (a)(3)  Exhibits

   The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

   (b)  Reports on Form 8-K

   The Company filed a Current Report on Form 8-K on March 29, 1994 reporting that it had reached an agreement on the terms of a Stipulation and Order Settling Litigations and Disputes and certain related agreements with Showtime Networks Inc. to settle the litigation between the parties arising out of their 1986 exclusive pay television output agreement.


                               SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ORION PICTURES CORPORATION
                                     (Registrant)



                                     By:      /s/ Leonard White
                                          Name:   Leonard White
                                          Title:  President and
                                                  Chief Executive Officer


Dated:  June 15, 1994

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                  Date


 /s/ Leonard White                     President and Chief    June 15, 1994
     Leonard White                     Executive Officer
                                       (Principal Executive
                                       Officer) and Director

 /s/ Cynthia A. Friedman               Senior Vice President  June 15, 1994
     Cynthia A. Friedman               and Chief Financial
                                       Officer (Principal
                                       Financial and
                                       Accounting Officer)

 /s/ John W. Kluge                     Director               June 15, 1994
     John W. Kluge

 /s/ Silvia Kessel                     Director               June 15, 1994
     Silvia Kessel

 /s/ Joel R. Packer                    Director               June 15, 1994
     Joel R. Packer

 /s/ Michael I. Sovern                 Director               June 15, 1994
     Michael I. Sovern

 /s/ Raymond L. Steele                 Director               June 15, 1994
     Raymond L. Steele

 /s/ Stuart Subotnick                  Director               June 15, 1994
     Stuart Subotnick

 /s/ Arnold L. Wadler                  Director               June 15, 1994
     Arnold L. Wadler

 /s/ Stephen Wertheimer                Director               June 15, 1994
     Stephen Wertheimer

                              EXHIBIT INDEX


Exhibit
Number         Description


2.1+         - Debtors' Third Amended Joint Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York on September 3, 1992 (filed by incorporation by reference to Exhibit ___ to the Company's Current Report on Form 8-K dated November 5, 1993

3.1(a)+      - Restated Certificate of Incorporation of Orion Pictures
               Corporation filed with the State of Delaware on November
               5, 1992 (filed by incorporation by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 (the "November 30, 1992 Form 10-Q")

3.2+         - Amended and Restated By-Laws of the Company (filed by
               incorporation by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1993 (the "May 31, 1993 Form 10-Q")).

4.1(a)+      - Indenture with respect to the Company's Talent Notes due
               1999 (filed by incorporation by reference to Exhibit 4.1(a) to the November 30, 1992 Form 10-Q)

4.1(b)+      - Indenture with respect to the Company's Creditor Notes due
               1999 (filed by reference to Exhibit 4.1(b) to the November 30, 1992 Form 10-Q)

4.1(c)+      - Indenture with respect to the Company's 10% Subordinated
               Debentures due 2001 (filed by incorporation by reference to Exhibit 4.1(c) to the November 30, 1992 Form 10-Q)

10.1(a)+     - Collateral Trust Agreement, dated as of October 20, 1992, among the Company, Bankers Trust Company, the Collateral Trustees, Chemical Bank, United States Trust Company of New York, Sony Pictures Entertainment, Inc. and Metromedia Company (the "Collateral Trust Agreement") (filed by incorporation by reference to Exhibit 10.1 to the November 30, 1992 Form 10-Q)

10.1(b)+     - Amendment No. 1 to the Collateral Trust Agreement dated as of December 4, 1992

10.2+        - Lease dated December 1, 1992 between JMB/1888 Partners and the Company with respect to space at 1888 Century Park East, Los Angeles, CA 90067

10.3+        - Reimbursement Agreement, dated as of October 20, 1992,
               among the Company, Metromedia Company and John Kluge (filed by incorporation by reference to Exhibit 10.3 to the November 30, 1992 Form 10-Q)

Exhibit
Number         Description

10.4(a)+     - Stock Purchase Agreement, dated as of September 18, 1992, among the Company, Metromedia Company and John W. Kluge (filed by incorporation by reference to Exhibit 10.4(a) to the November 30, 1992 Form 10-Q)

10.4(b)+     - Amendment No. 1 to the Stock Purchase Agreement dated as of September 18, 1992, dated as of October 15, 1992, by the Company, Metromedia Company and John W. Kluge (filed by incorporation by reference to Exhibit 10.4(b) of the November 30, 1992 Form 10-Q)

10.4(c)+     - Employment Agreement dated as of July 1, 1987 between the
               Company and Rochel S. Blachman (filed by incorporation by reference to Exhibit 10.4(l) to the 1988 10-K)

10.4(d)(1)+  - Employment Agreement dated as of March 1, 1988 between the
               Company and Wendy Smith Stover (filed by incorporation by reference to Exhibit 10.4(j) to the 1988 10-K)

10.4(d)(2)+  - Amendment dated as of March 1, 1990 to Employment Agreement between the Company and Wendy Stover (filed by incorporation by reference to Exhibit 19.6 to the Company's Quarterly Report on form 10-Q for the quarter ended May 31, 1990, Commission File No. 1-8979 (the "May 1990 10-Q"))

10.4(e)+     - Heads of Agreement relating to the employment by the
               Company of Gary Nardino (filed by incorporation by reference to Exhibit 10.4(l) to the 1989 10-K)

10.4(f)+     - Amendment dated as of March 1, 1990 to Employment
               Agreement between the Company and Arthur B. Krim (filed by incorporation by reference to Exhibit 19.1 to the May 1990 10-Q)

10.4(g)+     - Amendment dated as of March 1, 1990 to Employment Agreement between the Company and Eric Pleskow (filed by incorporation by reference to Exhibit 19.2 to the May 1990 10-Q)

10.4(h)+     - Amendment dated as of March 1, 1990 to Employment
               Agreement between the Company and William Bernstein (filed by incorporation by reference to Exhibit 19.3 to the May 1990 10-Q)

10.4(i)+     - Amendment dated as of March 1, 1990 to Employment
               Agreement between the Company and Marc E. Platt dated as of November 4, 1988 (filed by incorporation by reference to Exhibit 19.4 to the May 1990 10-Q)

10.4(j)+     - Amendment dated as of March 1, 1990 to Employment
               Agreement between the Company and John Laing dated as of February 6, 1989 (filed by incorporation by reference to Exhibit 19.5 to the May 1990 10-Q)

10.4(k)+     - Amendment dated as of June 1, 1990 to Employment Agreement between the Company and Lawrence Bernstein dated as of February 1, 1988 (incorporated by reference to Exhibit
               19.7 to the May 1990 10-Q)

Exhibit
Number         Description

10.4(l)+     - Employment Agreement between the Company and David M.
               Forbes dated as of February 26, 1990 (filed by incorporation by reference to Exhibit 19.8 to the May 1990 10-Q)

10.4(m)+     - Employment Agreement between the Company and Neil R.
               McCarthy dated as of April 20, 1990 (filed by incorporation by reference to Exhibit 19.9 to the May 1990 10-Q)

10.4(n)+     - Agreement dated as of February 21, 1992, by and between
               the Company and William Bernstein

10.4(o)+     - Restated Employment Agreement dated as of March 1, 1992, between the Company and Leonard White

10.4(p)+     - Agreement dated as of April 27, 1992, by and between the
               Company and Arthur B. Krim

10.4(q)+     - Agreement dated as of April 27, 1992, by and between the
               Company and Eric Pleskow

10.4(r)+     - Agreement dated as of December 1992, by and between the
               Company and Leonard White

10.4(s)+     - Agreement dated as of December 1992, by and between the
               Company and John W. Hester

10.4(t)+     - Termination Agreement dated as of December 1992, by and
               between the Company and Rochel S. Blachman

10.5(a)+     - Credit Agreement dated as of December 17, 1987 (the
               "Credit Agreement") among Orion Pictures Corporation and Manufacturers Hanover Trust Company, as agent and as a Bank, the Bank of Nova Scotia, Chemical Bank, Security Pacific National Bank, Continental Illinois National Bank and Trust Company of Chicago, First National Bank of Minneapolis, and National Bank of Canada (filed by incorporation by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1987)

10.5(b)+     - Amendment No. 1 dated as of June 1, 1988 to the Credit
               Agreement (filed by incorporation by reference to Exhibit
               19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1988)

Exhibit
Number         Description

10.5(c)+     - Amendment No. 2 dated as of August 17, 1988 to the Credit
               Agreement (filed by incorporation by reference to Exhibit
               19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1988)

10.5(d)+     - Amendment No. 3 dated as of October 17, 1988 to the Credit
               Agreement (filed by incorporation by reference to Exhibit
               19.1 to the November 1988 10-Q)

10.5(e)+     - Amendment No. 4 dated as of March 10, 1989 to the Credit
               Agreement (filed by incorporation by reference to Exhibit 10.5(e) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1989, Commission File No. 1-5979)

10.5(f)+     - Amendment No. 5 dated as of May 31, 1989 to the Credit
               Agreement (filed by incorporation by reference to Exhibit
               19.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1989, Commission File No. 1-5979)

10.5(g)+     - Waiver dated as of August 18, 1989 to the Credit Agreement
               (filed by incorporation by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1989, Commission File No. 1-5979)

10.5(h)+     - Amended and Restated Credit Agreement dated as of
               September 27, 1989 among the Company, Manufacturers Hanover Trust Company, as Agent and as a Bank and the Bank of Nova Scotia; Chemical Bank, Security Pacific National Bank; Continental Bank, N.A.; First Bank, National Association; and National Bank of Canada (the "Amended and Restated Credit Agreement") (filed by incorporation by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1989, Commission File No. 1-5979)

10.5(i)+     - First Amendment and Waiver dated as of November 15, 1989 to the Amended and Restated Credit Agreement (filed by incorporation by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1989, Commission File No. 1-5979)

10.5(j)+     - Second Amendment and Restated Credit Agreement dated as of
               July 27, 1990, among the Company, Manufacturers Hanover Trust Company, as Agent and as a Bank, and Chemical Bank; the Bank of Nova Scotia; Security Pacific National Bank; Continental Bank, N.A.; National Bank of Canada; Bank of America National Trust and Savings Association; the Bank of California; and Union Bank (the "Second Amended and Restated Credit Agreement") (filed by incorporation by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1990, Commission File No. 1-5979 (the "August 1990 10-Q"))

10.5(k)+     - First Amendment dated as of September 20, 1990 to the
               Second Amended and Restated Credit Agreement (filed by incorporation by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1990, Commission File No. 1-5979 (the "November 1990 10-Q"))

Exhibit
Number         Description

10.5(l)+     - Waiver dated as of December 11, 1990 to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 19.2 to the November 1990 10-Q)

10.5(m)+     - Third Amended and Restated Credit Agreement dated as of
               October 20, 1992 (incorporated by reference to November 30, 1992 10-Q)

10.5(n)+     - Third Amended and Restated Credit Agreement, dated as of
               October 20, 1992, among the Company, Chemical Bank, as Agent and the financial institutions from time to time parties to the Agreement (filed by incorporation by reference to Exhibit 10.2 to the November 30, 1992 Form 10-Q)

10.5(o)+     - Bank Waiver and Consent dated June 30, 1993 between the
               Company, Chemical Bank and the Banks party to the Third Amended and Restated Credit Agreement (filed by incorporation to Exhibit 10.5(o) to the May 31, 1993 Form 10-Q).


10.6(a)#+    - Agreement dated as of February 8, 1985 between the Company and Home Box Office, Inc. (the "1985 HBO Agreement") (filed by incorporation by reference to Exhibit 10.8 to the 1985 10-K)

10.6(b)#+    - Amendment Number One dated as of June 6, 1985 to the 1985
               HBO Agreement (filed by incorporation by reference to Exhibit 10.9(b) to the 1986 10-K)

10.7#+       - Letter Agreement, Home Video License Agreement, Pay Cable
               License Agreement and Additional Letter, each dated as of November 7, 1985, between the Company and Home Box Office, Inc. (filed by incorporation by reference to Exhibit 19.4 to the August 1986 10-Q)

10.8#+       - Exclusive Output Agreement dated as of August 1, 1986
               between Showtime/The Movie Channel Inc. and the Company (the "Showtime Agreement") (filed by incorporation by reference to Exhibit 19.4 to the August 1986 10-Q)

10.9+        - Engagement Letter between Salomon Brothers Inc and the
               Company dated November 16, 1990

10.10+       - Agreement dated as of November 28, 1990 (and executed on
               December 12, 1990) between MetMermaids, a Joint Venture between John W. Kluge, as Trustee, and Stuart Subotnick, and the Company (filed by incorporation by reference to Exhibit 28.1 to the November 1990 10-Q)

10.11+       - Engagement Letter between Donaldson, Lufkin & Jenrette and the Company dated April 22, 1991

10.12+       - Engagement Letter between Donaldson, Lufkin & Jenrette and the Company dated January 17, 1992 (incorporated by reference to Exhibit Number 10.12 of the 1992 10-K)

10.13+       - Annual Bonus Plan (filed by incorporation by reference to
               Exhibit 10.13 to the May 31, 1993 Form 10-Q)

10.14+       - Loan Agreement dated as of July 29, 1993 between the
               Company and MetProduction, Inc ("Metproductions") (filed by incorporation by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1993 (the "August 31, 1993 Form 10-Q")).

10.15+       - Loan Agreement dated as of August 2, 1993 between the
               Company and MetProductions (filed by incorporation by reference to Exhibit 10.15 to the August 31, 1993
               Form 10-Q)

10.16+       - Employment Agreement dated as of December, 1992 between
               Orion Home Entertainment Corporation and Herbert Dorfman (filed by incorporation by reference to Exhibit 10.16 to the August 31, 1993 Form 10-Q)

10.17+       - Employment agreement dated as of July 1, 1993 between the
               Company and Cynthia Friedman (filed by incorporation by reference to Exhibit 10.17 to the August 31, 1993
               Form 10-Q)

10.18+       - Employment agreement dated as of July 1, 1993 between the
               Company and Diane Keating (filed by incorporation by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 31, 1993 (the "November 30, 1993 Form 10-Q"))

10.19+       - Loan Agreement dated as of November 12, 1993 between the
               Orion Home Entertainment Corporation and MetProduction, Inc. ("Metproductions") (filed by incorporation by reference to Exhibit 10.17 to the November 30, 1993 Form 10-Q)

10.20+       - Stipulation and Order Settling Litigations and Disputes
               between Reorganized Debtors and Showtime Networks Inc. (the "Showtime Settlement"). (filed by incorporation by reference to Exhibit 99.1 to the Company's form 8-K dated March 29, 1994)

10.21*       - Loan Agreement dated as of January 10, 1994 between the
               Company and MetProductions.

10.22*       - Loan Agreement dated as of January 27, 1994 between Orion
               Home Entertainment Corporation and MetProductions.

11*          - Statement re: computation of per share earnings

16+          - Letter from Ernst & Young dated March 10, 1993 to the
               Securities and Exchange Commission (filed by incorporation by reference to Exhibit C to the Company's Current Report Form 8-K dated March 10, 1993)

21*          - List of subsidiaries of the Company as of February 28,
               1994



_______________

*      Filed herewith.

# Certain portions of these Exhibits have been deleted pursuant to requests for confidential treatment pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

+      Previously filed with Securities and Exchange Commission.

                      INDEX TO FINANCIAL STATEMENTS




Reports of Independent Auditors . . . . . . . . . . . . . . . . . . . . . F-1

Consolidated Statements of Operations for the fiscal years ended in
February 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Balance Sheets at February 28, 1994 and February 28, 1993  . F-4

Consolidated Statements of Cash Flows for the fiscal years ended in
February 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Common Stock,
  Paid-in Surplus and Accumulated Deficit for the fiscal years ended in
February 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . F-7

Consolidated Financial Statement Schedules for the fiscal years ended in February 1994, 1993 and 1992:
  VIII.  Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . F-31

     X.  Supplementary Income Statement Information . . . . . . . . . . . F-32



All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the Consolidated Financial Statements or the Notes thereto listed above.

                     REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Orion Pictures Corporation:

We have audited the consolidated financial statements of Orion Pictures Corporation and subsidiaries as of and for the years ended February 28, 1994 and 1993, as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as of and for the years ended February 28, 1994 and 1993, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Pictures Corporation and subsidiaries as of February 28, 1994 and 1993, and the results of their operations and their cash flows for the years ended February 28, 1994 and 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules as of and for the years ended February 28, 1994 and 1993, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 11 of notes to consolidated financial statements, the Company is a defendant in litigation with a producer who alleges various breaches of agreements by the Company in its distribution of certain motion pictures which the plaintiff produced. The complaint seeks an accounting and damages for alleged improper accounting practices resulting in an underpayment of substantial amounts to the producer. It is not possible to assess the ultimate damages, if any, at this time.

As discussed in Note 9 of notes to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109. "Accounting for Income Taxes" in fiscal 1994.
                                                  KPMG PEAT MARWICK



Los Angeles, CA
June 10, 1994

                     REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Orion Pictures Corporation



  We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Orion Pictures Corporation for the year ended February 29, 1992, as listed in the accompanying index to financial statements (Item 14(a)). Our audits also included the financial statement schedules as of and for the year ended February 29, 1992, as listed in the accompanying index to financial statements (Item 14(a)). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Orion Pictures Corporation for the year ended February 29, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As more fully described in Note 11, the Company is a defendant in litigation with a producer who alleges various breaches of agreements by the Company in its distribution of certain motion pictures which the plaintiff produced. The complaint seeks an accounting and damages for alleged improper accounting practices resulting in an underpayment of substantial amounts to the producer. The ultimate outcome of this matter cannot be determined at this time.





                                                  ERNST & YOUNG


Los Angeles, California
September 11, 1992, except for Notes 6 and 11
  as to which the date is June 10, 1994

Orion Pictures Corporation
(Debtor-in-Possession from December 11, 1991 to November 5, 1992 - Note 1)


Consolidated Statements of Operations
(in thousands, except per-share amounts)



Fiscal Years Ended in February,                                                    1994            1993           1992

Continuing operations:
  Revenues                                                                      $175,662        $222,318       $491,117
  Cost of rentals                                                                243,030         214,812        445,645


  Gross profit (loss)                                                            (67,368)          7,506         45,472

  Other costs and expenses:
      Selling, general and administrative                                         21,639          30,454         62,364
      Prepetition provision for relocation and reorganization costs                 ----            ----         14,000
      Prepetition financial restructuring costs                                     ----            ----          6,629
      Interest expense, net (contractual interest of $52,952 and $55,824 for
        the fiscal years ended in February 1993 and 1992)                         32,296          23,533         46,254


  Loss from continuing operations before chapter 11
      reorganization items and provision for income taxes                       (121,303)        (46,481)       (83,775)

  Chapter 11 reorganization items                                                  1,793          20,792        192,562


  Loss before provision for income taxes                                        (123,096)        (67,273)      (276,337)

  Provision for income taxes                                                       2,100           5,700          4,495

  Loss from continuing operations                                               (125,196)        (72,973)      (280,832)

Discontinued television operations:
  Loss from operations, net of income taxes                                         ----            ----        (12,322)
  Estimated loss on discontinuance, net of income taxes                             ----            ----        (18,917)

  Loss from discontinued television operations                                      ----            ----        (31,239)

Loss before extraordinary gains recognized
  upon emergence from chapter 11                                                (125,196)        (72,973)      (312,071)

Extraordinary gains recognized upon emergence
  from chapter 11, net of income taxes                                              ----         323,213          -----

Net income (loss)                                                              $(125,196)       $250,240      $(312,071)

Income (loss) per common share:
  Loss from continuing operations                                                $ (6.26)       $ (11.29)     $(1,744.47)
                                                                                 ________       _________     ___________
                                                                                 ________       _________     ___________

  Loss before extraordinary gains                                                $ (6.26)       $ (11.29)     $(1,938.50)
                                                                                 ________       _________     ___________
                                                                                 ________       _________     ___________

  Net income (loss)                                                              $ (6.26)       $  38.70      $(1,938.50)
                                                                                 ________       _________     ___________
                                                                                 ________       _________     ___________


See accompanying notes to consolidated financial statements.


Orion Pictures Corporation
(Debtor-in-Possession from December 11, 1991 to November 5, 1992 - Note 1)


Consolidated Balance Sheets
(in thousands)
                                                   February 28,    February 28,
                                                       1994            1993
ASSETS:
  Cash and cash equivalents (Notes 2 and 7)           $37,114       $ 77,539
  Accounts receivable, net                             81,981         97,699
  Film inventories                                    367,152        498,890
  Other assets                                         21,767         30,228

                                                    $ 508,014      $ 704,356
LIABILITIES AND SHAREHOLDERS' EQUITY:

  Accounts payable                                  $   1,681      $   2,634
  Accrued expenses                                     40,906         41,948
  Participations and residuals                         50,595         66,613
  Notes and subordinated debt                         274,501        325,158
  Deferred revenues                                    98,528        101,004
  Commitments and contingencies (Note 11)
  Liquidity (Note 12)
  Shareholders' equity:
     Common Stock, $.25 par value, authorized
      100,000,000 shares, issued and outstanding
      20,000,000 shares                                 5,000          5,000

     Paid-in surplus                                  265,811        265,811

     Accumulated deficit                             (229,008)      (103,812)

      Total shareholders' equity                       41,803        166,999
                                                    $ 508,014      $ 704,356

See accompanying notes to consolidated financial statements.

Orion Pictures Corporation
(Debtor-in-Possession from December 11, 1991 to November 5, 1992 - Note 1)


Consolidated Statements of
Cash Flows
(in thousands)



Fiscal Years Ended in February,                                                   1994             1993             1992

Operations:
  Loss from continuing operations before
     chapter 11 reorganization items and provision for income taxes         $  (121,303)        $ (46,481)       $ (83,775)
  Provision for income taxes                                                      2,100             5,700            4,495

  Loss from continuing operations
     exclusive of chapter 11 reorganization items                              (123,403)          (52,181)         (88,270)
  Adjustments to reconcile loss from continuing
  operations exclusive of chapter 11 reorganization items
  to cash provided by continuing operations exclusive of
  chapter 11 reorganization items:
     Amortization of film costs                                                 199,219           161,173          319,253
     Amortization of bank guarantee                                               5,625             2,243            -----
     Amortization of debt discounts and costs                                    12,314             7,345            6,287
     Depreciation and amortization                                                  708             1,511            3,619
     Decrease in accounts receivable                                             15,718            49,796           42,700
     Increase (decrease) in accounts payable                                     (2,418)           (2,168)          27,633
     Increase (decrease) in accrued expenses                                     (5,291)          (23,115)          37,272
     Accrual of participations and residuals                                     17,392            28,871           62,403
     Payments of participations and residuals                                   (27,306)          (14,340)         (28,054)
     Decrease in deferred revenues                                               (2,476)           (6,551)         (13,918)

           Cash provided by continuing operations
              exclusive of chapter 11 reorganization items                       90,082           152,584          368,925
           Payments of chapter 11 reorganization items                           (1,793)          (23,438)           -----

           Cash provided by continuing operations                                88,289           129,146          368,925
           Cash provided by discontinued operations                               -----             -----           24,993

           Cash provided by operations                                           88,289           129,146          393,918

Investment activities:
  Investment in film inventories:
     Continuing operations                                                      (67,481)           (7,348)        (378,204)
     Discontinued operations                                                      -----             -----          (14,722)
  Additions to property and equipment                                              (785)             (177)            (396)
  Receipt of proceeds from sale of feature film                                   -----             -----           14,600
  Decrease (increase) in other assets                                             4,263             3,046             (163)

           Cash used in investment activities                                   (64,003)           (4,479)        (378,885)

Financing activities:
  Payments on notes and subordinated debt                                       (64,711)          (83,688)          (4,480)
  Sale of common stock by majority shareholder                                    -----            15,000            -----
  Other, net                                                                      -----             -----               52

           Cash used in financing activities                                    (64,711)          (68,688)          (4,428)

Net increase (decrease) in cash                                                 (40,425)           55,979           10,605
Cash and cash equivalents at beginning of year                                   77,539            21,560           10,955

Cash and cash equivalents at end of year                                    $    37,114         $  77,539        $  21,560

See accompanying notes to consolidated financial statementsOrion Pictures Corporation


(Debtor-in-Possession from December 11, 1991 to November 5, 1992 - Note 1)


Consolidated Statements of
Common Stock, Paid-in Surplus
and Accumulated Deficit
(in thousands)


                                                                            Three Years Ended February 28, 1994

                                                                    Common Stock
                                                                Number of                    Paid-in         Accumulated
                                                                 Shares        Amount        Surplus           Deficit

Balances, February 28, 1991                                    22,502,100    $ 5,625       $  185,044         $ (41,974)
Net loss                                                             ----       ----             ----          (312,071)
Cash dividends on preferred stock                                    ----       ----             ----                (7)
Exercise of stock options                                           6,500          2               57               ----

Balances, February 29, 1992                                    22,508,600      5,627          185,101          (354,052)
Net income                                                           ----       ----             ----           250,240
Emergence from chapter 11:
  Redemption of previously outstanding Common Stock           (22,508,600)    (5,627)            ----              ----
  Issuances of Common Stock:
     To holders of previously outstanding preferred
        and Common Stock                                          180,000         45            5,656              ----
     To holders of previously outstanding
       subordinated debt                                        9,800,000      2,450           23,030              ----
     To majority shareholder                                   10,020,000      2,505           23,547              ----
  Benefit of exchange with majority shareholder                      ----       ----           28,477              ----

Balances, February 28, 1993                                    20,000,000      5,000          265,811          (103,812)
Net loss                                                             ----       ----             ----          (125,196)

Balances, February 28, 1994                                    20,000,000    $ 5,000       $  265,811         $(229,008)


See accompanying notes to consolidated financial statements.

Orion Pictures Corporation

Notes to Consolidated
Financial Statements


1. Basis of Presentation, Description of the Business and Summary of Significant Accounting Policies


Basis of Presentation

   On December 11 and 12, 1991 (the "Filing Date"), Orion Pictures Corporation and substantially all of its subsidiaries filed petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Court"). During the period from the Filing Date to November 5, 1992 (the "Bankruptcy Period"), the Company operated under a series of court orders and actively sought to obtain new equity capital and other forms of investment in order to recapitalize. In this regard, the Company filed its "Debtors' Joint Consolidated Plan of Reorganization" (the "Plan") with the Court on July 13, 1992 (as amended on July 24, 1992, August 7, 1992, September 3, 1992 and October 20, 1992) and the related "Disclosure Statement for Debtors' Joint Consolidated Plan of Reorganization" with the Court on July 21, 1992 (as amended on July 24, 1992, August 7, 1992 and September 3, 1992). On October 20, 1992 (the "Confirmation Date"), the Court confirmed the Plan which became effective on November 5, 1992 (the "Effective Date"). The Plan and the Company's reorganization activities are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The Company's consolidated financial statements were prepared on a going concern basis during the Bankruptcy Period, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See Note 2 for a description of significant adjustments that were recorded during the year ended February 28, 1993 to reflect the Company's emergence from chapter 11 in accordance with the terms of the Plan.

Description of the Business

   The business activities of the Company constitute a single business segment, filmed entertainment, which, until May 31, 1991, included the financing, production and distribution of theatrical motion pictures and television programming. Effective May 31, 1991, the Company discontinued the development, financing, production and distribution of newly created made-for-television product (Note 4). At February 28, 1994, the Company had five completed and unreleased theatrical motion pictures, three of which were domestically released in March and April 1994. The terms of the Plan severely limit the Company's ability to finance and produce additional theatrical motion pictures (Note 3). Therefore, the Company's primary activity is the ongoing distribution of its present library of theatrical motion pictures and television programming. As described in
Note 3, the Company believes the lack of a continuing flow of newly produced theatrical product has adversely affected the marketability of this library.

   Theatrical motion pictures were produced initially for exhibition in theaters. Initial theatrical release generally occurs in the United States and Canada. Foreign theatrical exhibition generally begins within the first year after initial release. Home video distribution in all territories usually begins six to twelve months after theatrical release in that territory, with pay television exploitation beginning generally six months after initial home video release. Exhibition of the Company's product on network and on other free television outlets begins generally three to five years from the initial theatrical release date in each territory.

Summary of Significant Accounting Policies

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, most of which are wholly owned. All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements for the years ended February 28, 1993 and February 29, 1992 ("fiscal 1993" and "fiscal 1992", respectively), contain certain reclassifications to conform to the presentation for the year ended February 28, 1994 ("fiscal 1994").

   Cash and Cash Equivalents

   Cash equivalents consists of highly liquid instruments with original maturities of one month or less.

   Revenue Recognition

   Revenue from the theatrical distribution of films is recognized as the films are exhibited. Distribution of the Company's films to the home video market in the United States and Canada is effected through Orion Home Video ("OHV"), a division of Orion Home Entertainment Corporation, a wholly-owned subsidiary. OHV's home video revenue, less a provision for returns, is recognized when the video cassettes are shipped. Distribution of the Company's films to the home video markets in foreign countries is generally effected through subdistributors who control various aspects of distribution. When the terms of sale to such subdistributors include the receipt of nonrefundable guaranteed amounts by the Company, revenue is recognized when the film is available to the subdistributors for exhibition or exploitation and other conditions of sale are met. When the arrangements with such subdistributors call for distribution of the Company's product without a minimum amount guaranteed to the Company, such sales are recognized when the Company's share of the income from exhibition or exploitation is earned.

   Revenue from the licensing of the Company's product to networks, basic and pay cable companies and independent television stations or groups of stations in the United States and Canada as well as in foreign territories is recognized when the license period begins and when certain other conditions are met. Such conditions include the availability of such product for broadcast by the licensee.

   Film Inventories and Cost of Rentals

   Theatrical and television program inventories consist of direct production costs, production overhead and capitalized interest, print and exploitation costs, less accumulated amortization. Film inventories are stated at the lower of unamortized cost or estimated net realizable value. Selling costs and other distribution costs are charged to expense as incurred.

   Film inventories and estimated total costs of participations and residuals are charged to Cost of rentals under the individual film forecast method in the ratio that current period revenue recognized bears to management's estimate of total gross revenue to be realized. Such estimates are re-evaluated quarterly in connection with a comprehensive review of the Company's inventory of film product, and estimated losses, if any, are provided for in full. Such losses include provisions for estimated future distribution costs and fees as well as participation and residual costs expected to be incurred.

   Depreciation and Amortization

   Depreciation and amortization of property and equipment (primarily equipment) is provided using the straight line method over the estimated useful lives of the assets. The guarantee of the Company's bank borrowings (Note 2) is stated at its estimated fair value at the Effective Date, less accumulated amortization. Amortization is being calculated on the effective interest method over certain related cash flows estimated in the Plan.

Income (Loss) per Common Share

   Pursuant to the Plan (Note 2), all 22,508,600 shares of the Company's previously outstanding common stock and 7,237 shares of the Company's previously outstanding preferred stock were canceled at the Effective Date and the holders of such stock received 160,000 and 20,000 shares (0.8% and 0.1%), respectively, of the reorganized Company's 20,000,000 newly issued common shares. All outstanding options to purchase common stock pursuant to the Company's stock option plans (Note 8) were also canceled.

   Per-share amounts presented on the Company's consolidated statements of operations are computed by dividing Loss from continuing operations, Loss before extraordinary gains and Net income (loss) each as reduced by preferred and preference dividends and, when applicable, increased by pro-forma reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and warrants when such securities were outstanding (Note 8) and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and dilutive common equivalent shares outstanding during each period. Such amounts for fiscal 1992 reflect the impact of the recapitalization described above. Reported per-share amounts are based on 20,000,000, 6,465,000, and 161,000 common and common equivalent shares in fiscal 1994, 1993 and 1992, respectively.

   Fully diluted per-share amounts are not presented because the dilutive effect of the Company's other potentially dilutive securities (the Series B Preferred Stock) was immaterial for all reported periods.

   If the Plan had become effective on March 1, 1992, Loss from continuing operations per share for the year ended February 28, 1993 would have been $4.54 per share. Such pro-forma per-share amount is based on the assumption that the 20,000,000 shares of the reorganized Company's common shares that have been issued pursuant to the Plan, the 10% Subordinated Debentures, the Talent Notes, the Creditor Notes, the payment obligation to Sony and the guarantee of bank borrowings (Notes 2 and 7) had all been outstanding during the entire period.

   Financial Instruments

   The estimated fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments. The carrying value of receivables with maturities greater than one year have been discounted and if such receivables were discounted based on current market rates, the fair value of these receivables would not be materially different than their carrying value. Because the Company's bank debt is a floating interest rate instrument, it is assumed that the carrying value would approximate fair value. The remaining debt (i.e., 10% Subordinated Debentures, Talent Notes, Creditor Notes and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis (see Note 2) using market rates applicable at the Effective Date.
If such debt were discounted based on current market rates, the fair value of this debt would not be materially different than their carrying value.

2.  Financial Reporting upon Emergence from Chapter 11



   The Plan contains certain provisions that resulted in the recording of significant adjustments to the Company's consolidated financial statements upon the Company's emergence from chapter 11. In accordance with the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants ("SOP 90-7"), the Company did not adopt fresh-start reporting upon consummation of the Plan. The Company did not qualify for fresh-start reporting because even though the majority shareholder's former ownership of approximately 68% of the Company's common stock was reduced to under 1%, the majority shareholder and its affiliate purchased a majority of the Company's common stock that was issued pursuant to the Plan (as described below) and, thus, in excess of 50% of the Company's common stock is owned by the majority shareholder and its affiliate both before and after the consummation of the Plan.

   The most significant adjustments that were recorded during the year ended February 28, 1993 to reflect the Company's emergence from chapter
11 in accordance with the terms of the Plan were: 1) to account for the exchange by the Company's subordinated debtholders of all previously outstanding subordinated debt of the Company for a 49% equity interest in the Company as well as new $50,000,000 initial principal amount of 10% nine-year subordinated debentures ("10% Subordinated Debentures"); 2) to account for the delivery by the Company's majority shareholder and its affiliate of a guarantee of bank borrowings, a contribution of the majority shareholder's interest in "MERMAIDS" described below to the Company and the contribution by such affiliate of $15,000,000 in cash in exchange for 50.1% of the equity interest in the Company; and 3) to restate liabilities compromised by the Plan at the estimated present value of amounts to be paid. These adjustments, which are described below, were recorded based upon estimates of the fair values of: 1) the equity interests in the Company distributed to the Company's majority shareholder and its affiliate and holders of the Company's previously outstanding subordinated notes and debentures and the holders of the previously outstanding common and preferred stock; 2) the 10% Subordinated Debentures being issued to holders of the Company's previously outstanding subordinated notes and debentures; 3) the guarantee of bank borrowings received from the Company's majority shareholder and its affiliate; 4)
a non-interest bearing payment obligation of the Company to a subsidiary of Sony Pictures Entertainment, Inc. ("Sony") pursuant to revisions made in the Company's foreign home video licensing agreement with Sony described below; and 5) the Talent Notes and the Creditor Notes (both as defined in the Plan) being issued to certain creditors of the Company.

   The recorded fair values of the equity interests were based upon the average "when distributed" trading price on NASDAQ of the new common stock over a three-week period after the Effective Date. The recorded fair value of the 10% Subordinated Debentures was derived using an effective yield of 18% based on a survey of similar subordinated securities of other companies. The recorded fair value of the guarantee of bank borrowings was based upon a calculation of the estimated net present value of the interest expected to be saved over the term of the bank borrowings due to such guarantee and has been confirmed by an independent valuation. The recorded fair value of the Sony payment obligation was based upon a calculation of the estimated net present value of the payment obligation, discounted at the rate of interest being paid on the Company's bank debt. The recorded fair values of the Talent Notes and the Creditor Notes were based upon a comparison of the characteristics of these securities with those of the 10% Subordinated Debentures which resulted in the assumption that their effective yields should be 14% and 16%, respectively.

   The Company is in the process of exchanging securities with its various security holders in accordance with the Plan and expects this process to continue for an extended period of time. All descriptions of new securities in this Annual Report on Form 10-K refer to securities issued and, in certain cases, estimated amounts of such securities that are yet to be issued, unless the context indicates otherwise.

Subordinated Debt Exchange

   On the Effective Date, the carrying amount for financial reporting purposes of the Company's subordinated notes and debentures was $280,714,000. The Company did not make any payments of principal or interest on these subordinated notes and debentures during the Bankruptcy Period. Accrued expenses on the Consolidated Balance Sheet at the Effective Date included approximately $30,812,000 of accrued interest on the Company's subordinated notes and debentures that was accrued to the Filing Date.

   The Company ceased accruing interest on its subordinated notes and debentures on the Filing Date and adjusted all debt discounts related to such securities at the Filing Date so that the carrying amount of each security was equivalent to the related estimated allowable claim pursuant to the Bankruptcy Code. Contractual interest shown on the Consolidated Statements of Operations for the years ended February 28, 1993 and February 29, 1992 ($52,952,000 and $55,824,000, respectively) includes approximately $27,400,000 and $8,900,000, respectively, of interest that would have been payable on the Company's subordinated notes and debentures from March 1, 1992 until the Effective Date and from the Filing Date until February 29, 1992.

   In accordance with the terms of the Plan, all of the Company's subordinated notes and debentures were canceled . In satisfaction of the claims for such subordinated notes and debentures and the related accrued and unaccrued unpaid interest, the Company distributed, pursuant to allocations in the Plan, a 49% equity interest in the Company and new $50,000,000 initial principal amount of 10% nine-year subordinated debentures ("10% Subordinated Debentures") (Note 7) to holders of such securities. To record this transaction, the Company removed the carrying amount of the subordinated notes and debentures ($280,714,000) and related accrued interest ($30,812,000) from the accounts, recorded the estimated fair value of the 49% equity interest in the Company received by the subordinated debtholders in the form of common stock ($25,480,000) and the estimated fair value of the 10% Subordinated Debentures issued to those debtholders ($37,051,000, which is the $50,000,000 initial principal amount less a $12,949,000 discount recorded to increase the effective interest rate on the securities to 18%) and recognized an extraordinary gain of $248,995,000.

Metromedia Exchange

   On December 12, 1990, the Company executed an agreement with MetMermaids, a joint venture between John W. Kluge (as Trustee) and Stuart Subotnick (the "Joint Venture") pursuant to which an interest was granted in certain of the proceeds of "MERMAIDS", a feature length motion picture released by the Company on December 14, 1990, in return for an investment by the Joint Venture in the picture of approximately $23,000,000. Messrs. Kluge and Subotnick, together and through Metromedia Company, own a majority of the Common Stock of the Company. Participations and residuals on the Consolidated Balance Sheet at the Effective Date included approximately $20,800,000 of amounts due to MetMermaids that had been accrued since "MERMAIDS" was released, including approximately $700,000 and $13,100,000 that was accrued during fiscal 1993 and 1992, respectively.

   Upon effectiveness of the Plan, the "MERMAIDS" obligation was contributed to the Company by Metromedia along with $15,000,000 in cash by John W. Kluge and a guarantee by Metromedia and Mr. Kluge of the Company's bank borrowings (Note 7) in exchange for a 50.1% equity interest in the Company. To record this transaction, the Company removed the carrying amount of the MetMermaids liability ($20,824,000) and related accrued interest ($705,000) from the accounts and recorded the receipt of $15,000,000 in cash, the estimated fair value of the guarantee of bank borrowings received ($18,000,000) and the estimated fair value of the 50.1% equity interest in the Company received by Metromedia and Mr. Kluge in the form of common stock ($26,052,000). The Company realized a benefit of $28,477,000 on the exchange which was credited directly to Paid-in surplus as a contribution to capital. The estimated fair value of the guarantee of bank borrowings, which is classified in Other assets on the Consolidated Balance Sheets at February 28, 1994 and 1993, is being amortized as interest expense during the period that such bank borrowings are being repaid (Note 7).

Adjustments of Compromised Liabilities - Sony Settlement

   In February 1990, the Company entered into an agreement with Sony which granted certain foreign home video distribution rights to 50 current and future motion pictures to Sony. Under the terms of the Sony agreement, the Company was required to meet certain minimum delivery requirements.
A letter of credit was issued to Sony for $70,000,000 which generally secured a portion of Sony's interests in the Company's performance under the agreement and which was supported by a portion of the amounts otherwise available to the Company under the Company's Second Amended and Restated Credit Agreement dated as of July 27, 1990 (the "Second Restated Credit Agreement"), which, at the Effective Date of the Plan, was superseded by the Third Amended and Restated Credit Agreement dated as of October 20, 1992 (the "Third Restated Credit Agreement") (Note 7).

   The Company's chapter 11 filings (Note 1) constituted an event of default under the Sony agreement. In connection therewith, the Company applied certain provisions in the Sony agreement at February 29, 1992, resulting in the reclassification at that date of approximately $110,000,000 of advance royalties from Deferred revenues to Accrued expenses (liabilities subject to compromise) which significantly reduced the remaining advance royalties available to be earned by the pictures that have been or will be delivered under the agreement.

   In accordance with the terms of the Plan, the Sony agreement was amended as of the Effective Date. The most significant changes were:1) to reduce the number of motion pictures licensed under the agreement from 50 to 23; 2) to convert the $70,000,000 letter of credit described above to a $70,000,000 non-interest bearing payment obligation to Sony which is supported by a new $70,000,000 letter of credit; 3) to limit to $9,000,000 the additional amounts that may be due to Sony based upon the performance of the 23 pictures covered by the amended agreement; and 4) an amount equal to $5,000,000 will be secured by the above described letter of credit for additional amounts that may be due Sony under the Sony Theatrical Agreement.

  To record this transaction, the Company removed the $110,288,000 Due to Sony amount described above from the accounts, recorded the $70,000,000 non-interest bearing payment obligation at its estimated net present value of $63,682,000, increased Deferred revenues related to the 23 pictures that have been or will be delivered under the agreement by approximately $31,743,000 and recognized an extraordinary gain on the transaction of approximately $14,863,000. A portion of the extraordinary gain ($6,318,000) resulted from recording the non-interest bearing payment obligation at its estimated net present value. The remainder of the extraordinary gain ($8,545,000) represented the Company's estimate of the benefit received by the Company in the settlement process by virtue of the negotiation of such settlement in a chapter 11 environment. Such settlement gain approximates the adverse impact recognized as a Chapter
11 reorganization item included in results of operations during the quarter ended February 29, 1992 from the application of certain provisions in the agreement at that time as described above.

Adjustments of Compromised Liabilities - Other Creditors

   Under the Plan, holders of claims for certain participations and residuals aggregating approximately $55,000,000 reduced their claims by 17%, in exchange for approximately $46,400,000 aggregate principal amount of Talent Notes. The Talent Notes, which are due March 1, 1999, bear interest at the same rate as the Company pays under the Third Restated Credit Agreement described in Note 7. The holders of other unsecured claims against the Company currently aggregating approximately $65,000,000 received or will receive 100% of their claims in the form of non-interest bearing Creditor Notes, which are due March 1, 1999, except for a portion of such claimants who held claims under $5,000 and who elected to receive a partial payment in cash in lieu of such Creditor Notes.
The Plan required the Company to issue Talent Notes and Creditor
Notes to the extent the amounts were not disputed. The Company recorded estimates of amounts of Talent Notes and Creditor Notes to be issued upon final resolution of the disputed claims. Accordingly, adjustments to the amounts described above have been made and will continue to be required until all disputed claims have been resolved. The Talent Notes and Creditor Notes are both secured obligations of the Company.

   To the extent that the Company generates positive Net Cash Flow (as defined in the Third Restated Credit Agreement) (the "Net Cash Flow"), for the immediate preceding period, the Company is required to make payments with respect to amounts outstanding under the Talent Notes and Creditor Notes, at least quarterly after the Effective Date, in amounts generally approximating 8 1/2% and 3 1/4%, respectively, of the Company's Net Cash Flow until all amounts due to Sony as described above and due under the Third Restated Credit Agreement described in Note 7 have been paid. Thereafter, amounts generally approximating 66 2/3% and 16 2/3% of the Company's Net Cash Flow will be used to make payments with respect to the Company's obligations under the Talent Notes and Creditor Notes, respectively, until interest and principal under the Talent Notes are paid in full. Subsequent to the satisfaction of the Company's obligations under the Talent Notes, 50% of the Company's Net Cash Flow will be used to retire the remaining obligations under the Creditor Notes.

   The Company made certain accounting adjustments to reflect the above settlements in its consolidated financial statements for the year ended February 28, 1993. Participations and residuals, accounts payable and accrued expenses were reduced by an aggregate of $127,153,000, the Company recorded the Talent Notes and Creditor Notes at their estimated net present values of $31,396,000 and $30,472,000 respectively, and an extraordinary gain of $59,455,000 was recognized. The discounts recorded on the Talent Notes and Creditor Notes result in effective interest rates on these securities of 14% and 16%, respectively.




3.   Relocation, Financial Restructuring and Chapter 11 Reorganization
     Costs



Prepetition activities and costs

   During the quarter ended August 31, 1991, the Company decided to reorganize certain of its operating departments and to relocate certain operating personnel from New York to Los Angeles and, accordingly, a provision of $14,000,000 was recorded during that quarter for related costs. Included in such amount was a provision of $5,600,000 for lease settlement costs, $3,600,000 for anticipated losses upon the sale or abandonment of equipment and leasehold improvements, and $2,800,000 for severance obligations. During the period from March 1, 1991 until the Filing Date, the Company sought to restructure certain of its outstanding indebtedness, as is more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company incurred approximately $6,629,000 of costs during this period, consisting primarily of legal and investment banking fees, which were directly attributable to these efforts.

Chapter 11 reorganization items

   The Company applied the provisions of SOP 90-7 to account for the effects of operating in a chapter 11 environment during the Bankruptcy Period and the effects of redefining the business of the Company in preparation for its emergence from chapter 11 upon consummation of the Plan. Accordingly, the Company charged the following items to operations during fiscal 1994, 1993 and 1992, which items comprise Chapter 11 reorganization items in the Consolidated Statements of Operations for those periods (in thousands):


                                                                             Year Ended        Year ended         Year ended
                                                                        February 28, 1994   February 28, 1993   February 29, 1992

   Adjustments to assets:
     Writeoff of Film Distribution System                                        $     ---       $     ---         $    8,402
     Writeoff of theatrical development costs related to
       unproduced projects                                                             ---             ---             15,302
     Effect of reduction of revenue generating potential
       of film library                                                                 ---             ---            104,356
     Writedowns to estimated net realizable
       value of certain unreleased theatrical films                                    ---             ---             11,300
     Writeoff of deferred offering costs related to subordinated debentures            ---             ---              5,653
     Provision for doubtful accounts                                                   ---             ---              7,500
     Other adjustments to assets                                                                       ---              4,978
   Adjustments of liabilities:
     Provision for settlement of certain chapter 11 claims                             ---           4,000             10,000
     Adjustment of provision for effect of rejection of certain operating leases       ---             ---              1,200
     Adjustment of provision for loss on disposals of equipment and
       leasehold improvements                                                          ---             ---              6,900
     Adjustment of prepetition provision for certain other
       reorganization costs                                                            ---             ---              3,200
     Adjustment of discounts related to subordinated notes and debentures              ---             ---             11,149
   Direct expenses of chapter 11 proceedings, primarily legal fees                   1,793          16,792              2,622
                                                                                 _________       _________         __________

     Total chapter 11 reorganization items                                       $   1,793       $  20,792         $  192,562
                                                                                 _________       _________         __________
                                                                                 _________       _________         __________


   During the first three quarters of fiscal 1992, the Company's efforts toward a recapitalization of the Company contemplated the continued production and distribution to the domestic theatrical market of theatrical feature films. After the Filing Date, several plans of reorganization were considered, most of which were proposed by independent third parties. None of these plans, including the Plan, provided for the maintenance of the Company's ability to theatrically distribute product that may be produced or acquired in the future in the domestic marketplace, other than the Company's remaining unreleased product. Accordingly, the Company determined that the remaining unamortized portion of its Film Distribution System asset at February 29, 1992 ($8,402,000) was unrecoverable and should be charged to operations.

   In accordance with the terms of the Plan, the Company is permitted to invest in the production of new theatrical product only if, among other things, financing for such product can be obtained which is secured only by the film being produced or acquired and is thus nonrecourse to the other assets of the Company. However, the Company had no production personnel and had not secured any such financing. Accordingly, the Company felt it prudent to charge all remaining theatrical development costs at February 29, 1992 ($15,302,000) to operations due to the questionable continued benefit of such assets to the Company.

   As described above, the Company, operating under the Plan, is distributing product (other than its remaining unreleased product) to the domestic theatrical marketplace on a very limited basis and also is severely limited in its ability to produce or acquire new theatrical product. The Company's remaining operating personnel are devoting their efforts toward managing the domestic theatrical release of the Company's remaining unreleased theatrical films and the exploitation of the Company's theatrical and television library (including those as yet unreleased titles) in the home video, pay television and free television marketplaces domestically and in territories around the world. The Company believed that there was an adverse effect on the marketability of its product due to the chapter 11 filings and as a result of the redefinition of the Company's business activities described above, due to the Company's inability to assure its customers of an ongoing supply of new product. Accordingly, the Company re-estimated the revenue generating potential of its film library of theatrical and television titles released through February 29, 1992 and evaluated the estimated net realizable value of its remaining unreleased theatrical titles, which resulted in the $104,356,000 and $11,300,000 charges to operations in fiscal 1992 shown above.

   SOP 90-7 requires the carrying amount of debt to be adjusted to the amount of the related estimated allowable claim pursuant to the Bankruptcy Code. For this purpose, unamortized deferred offering costs and debt discounts are viewed as components of the net carrying amount of the related debt. Accordingly, the Company wrote off $5,653,000 of unamortized deferred offering costs at February 28, 1992, related to its subordinated debentures. In addition, the Company adjusted all debt discounts related to its subordinated notes and debentures to amounts required to comply with this requirement, which amounted to $11,149,000 of charges to operations in fiscal 1992.

   During the administration of the chapter 11 proceeding, the Court fixed May 28, 1992 as the last date to file prepetition claims against the Company. The Company analyzed the claims received, including claims on behalf of litigants in proceedings against the Company (Note 11), and determined that several of these matters would be settled or tried before the Court before or shortly after the Plan was consummated. The Company charged $10,000,000 to operations in fiscal 1992 to cover the estimated costs to resolve these matters. During fiscal 1993, the Company re-evaluated this estimate and determined that an additional $4,000,000 provision was required.

   In accordance with the provisions of the Bankruptcy Code, the Company rejected all of its operating leases for the rental of office premises. The Bankruptcy Code imposes certain limitations on allowed claims for rent on unexpired leases that have been rejected. The total provision required to cover the cost of rejecting the Company's leases was approximately $6,800,000. During the quarter ended August 31, 1991, the Company provided $5,600,000 for the settlement of leases in connection with the contemplated relocation described above. Accordingly, the difference between these two amounts, $1,200,000, is treated as a chapter 11 reorganization item in fiscal 1992. The Company also expected to lose approximately $10,500,000 from the sale or abandonment of a large portion of its equipment and leasehold improvements upon the rejection of its leases. During the quarter ended August 31, 1991, the Company charged approximately $3,600,000 to operations for such losses. Accordingly, the difference between these two amounts, $6,900,000, is treated as a chapter 11 reorganization item during fiscal 1992.

   SOP 90-7 requires direct costs of administering the chapter 11 filing, particularly professional fees, to be expensed as incurred. Direct expenses of approximately $1,793,000, $16,792,000, and $2,622,000 were incurred during the years ended February 28, 1994 and 1993 and from the Filing Date through February 29, 1992, respectively. Direct costs of administering the chapter 11 filing are expected to continue until all claims and litigation are resolved.



4.   Discontinued Television Operations

     Effective May 31, 1991, the Company discontinued the development, financing, production and distribution of newly created made-for-television product. Such product has included, in the past, series and related pilots, motion pictures and mini-series produced for exhibition on the major networks in the United States as well as first-run programming produced for syndication in the domestic television marketplace.

   The estimated loss on discontinuance of $18,917,000, substantially all of which was incurred through February 28, 1993, includes the estimated loss from the abandonment of certain projects that were in development, an adjustment to reflect certain inventory of released television programs at its estimated net realizable value as a result of discontinuing the television operations and a provision for operating losses during the phase-out period from May 31, 1991 through approximately August 31, 1991.

   Revenues of the Company's television operations during fiscal 1992 were $38,562,000. This amount is not included in Revenues presented in the accompanying Consolidated Statements of Operations for that period.

   The primary portion of the Company's remaining inventory of released television programs shown in the table in Note 6 is stated at estimated net realizable value. Such product has been retained by the Company and is being licensed with the Company's theatrical library in the domestic and foreign television marketplaces. There are no other material assets or liabilities of the Company's discontinued television operations.



5.   Accounts Receivable and Deferred Revenues

   Accounts receivable consists primarily of trade receivables due from film distribution, including theatrical, home video, basic cable and pay television, network, television syndication, and other licensing sources which have payment terms generally covered under contractual arrangements. The vast majority of outstanding accounts receivable at February 28, 1994 are expected to be collected within the year ending February 28, 1995 ("fiscal 1995"). Accounts receivable is stated net of an allowance for doubtful accounts of $14,800,000 and $26,000,000 at February 28, 1994 and 1993, respectively.

   The Company has entered into contracts for licensing of both released and unreleased films to the pay cable, home video and free television markets, for which the revenue and the related accounts receivable will be recorded in future periods when the films are available for broadcast or exploitation. These contracts, net of advance payments received and recorded in Deferred revenues as described below aggregated approximately $245,000,000 at February 28, 1994. Included in this amount is $64,000,000 of license fees for which the revenue and the related accounts receivable will be recorded only if the Company is able to successfully produce or acquire product under the restrictions of the Plan.

   Deferred revenues consists principally of advance payments received on pay cable, home video and other television contracts for which the films are not yet available for broadcast or exploitation.



6.   Film Inventories

The following is an analysis of film inventories (in thousands):

                                          February 28,       February 28,
                                             1994               1993
__________________________________________________________________________

Theatrical films:
   Released                                $305,560           $343,011
   Completed and unreleased                  50,204            140,567

Television programs:
   Released                                  11,388             15,312
__________________________________________________________________________

                                           $367,152           $498,890

   In late December 1991, the Company received a notice from Showtime Networks Inc. ("Showtime") that Showtime believed that the Company had not complied with the so-called "key man clause" in the Company's exclusive film licensing agreement with Showtime and, accordingly, that Showtime would not license the 11 pictures theatrically released in the domestic marketplace during fiscal 1992, 1993 and 1994 and the Company's five remaining unreleased pictures (the "Key Man Dispute"). License fees under the Showtime agreement for these sixteen films were expected to aggregate approximately $77,000,000. After a review of the underlying facts and circumstances and consultation with counsel, the Company advised Showtime that the Company had complied with the key man clause in the Showtime agreement, that failure to accept delivery of the product rejected by Showtime constituted Showtime's default under the agreement and that the Company intended to pursue all available remedies to realize the domestic pay television license fees due under the Showtime agreement.

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

   After a hearing and trial on these matters held on May 14 and 15, 1992, the Court issued an order dated June 3, 1992 (the "Showtime Order"), authorizing the Company to assume the Showtime agreement and finding that the Company had complied with the key man clause. Showtime subsequently appealed the Showtime Order to the United States District Court for the Southern District of New York (the "District Court"). On December 8, 1992, the District Court affirmed the decision of the Court. On January 13, 1993, Showtime appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit (the "Appeals Court"). Oral argument was held on June 7, 1993. On September 17, 1993, the Appeals Court vacated the grant of motion to assume and remanded the motion to assume to the Court for further proceedings. On January 31, 1994, the Company commenced an appeal of the Appeals Court's decision to the Supreme Court of the United States by petitioning for a writ of certiorari. If the Appeals Court's decision was not reversed by the Supreme Court, the Appeals Court's decision ultimately could have lead to a retrial of the issue of the Company's compliance with the key man clause to a jury. In the event of any such retrial, the Company intended to pursue the matter vigorously although it could not predict how a jury would determine the facts.

   On May 6, 1993, the Company was served with a complaint from Showtime alleging that Showtime should be permitted to offset $29,300,000 in fees plus interest against future license fees due the Company under the Showtime agreement (the "Qualification Dispute"). Showtime claimed that the Company did not meet the qualification criteria on eight films, one of which is already included in the disputed pictures under the Key Man Dispute described above.

   In order to avoid the uncertainty inherent in jury trials and the continued delay and cost related to pursuing its rights, claims and defenses in connection with these disputes, the Company determined that it was prudent to commence settlement negotiations with Showtime. On March 29, 1994, the Company and Showtime reached an agreement (the "Showtime Settlement") settling the litigations and disputes described above which was approved by the Court on such date and became effective on March 29, 1994. The Showtime Settlement continues to provide for the exclusive United States pay television exhibition of the 16 pictures that were the subject of the Key Man Dispute. For each motion picture meeting certain requirements, the Showtime Settlement provides for a reduced minimum license fee. The Showtime Settlement also reduces the license fees related to the seven pictures included in the Qualification Dispute described above that were not the subject of the Key Man Dispute. License fees for the 23 pictures subject to the Showtime Settlement are expected to be approximately $33,300,000 less than the approximate $105,000,000 of such fees pursuant to the Showtime Agreement; accordingly, film inventories at February 28, 1994 shown above have been adjusted to reflect this settlement.

   The Company has made substantial writeoffs to its released and unreleased product. As a result, approximately three-quarters of the film inventories shown above at February 28, 1994, (two-thirds at February 28,
1993), are stated at estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods.

   Since the date of the Company's quasi-reorganization (February 28, 1982), when the Company's inventories were restated to reflect their then current market value, the Company has amortized 89% of the gross cost of its film inventories, including those produced subsequent to the quasi-reorganization. Approximately 96% of such gross film inventory costs will have been amortized by February 28, 1997. As of February 28, 1994, approximately 60% of the unamortized balance of film inventories currently in release and to be released will be amortized within the next three-year period based upon the Company's revenue estimates at that date.



7.  Notes and Subordinated Debt


Notes and subordinated debt is comprised of the following (in thousands):


                                                                              February 28,   February 28,
                                                                                  1994           1993

    Notes payable to banks under the Third
        Restated Credit Agreement                                               $ 122,862     $ 162,207

    Talent Notes due 1999, net of unamortized discount of $9,995 and $9,037        29,349        28,786

    Creditor Notes due 1999, net of unamortized discount of $27,722 and $33,931    34,820        30,494

    Non-interest bearing payment obligation to Sony,
        net of unamortized discount of $2,783 and $5,435                           38,735        54,068

    Other guarantees and contracts payable, net of
        unamortized discounts of $3,634 and $4,958                                  9,297        12,955
  __________________________________________________________________________________________________________

    Total notes payable                                                           235,063       288,510
  __________________________________________________________________________________________________________

    10% Subordinated Debentures due 2001,
        net of unamortized discount of $10,483 and $12,375                         39,438        36,648
  __________________________________________________________________________________________________________

    Total notes and subordinated debt                                           $ 274,501     $ 325,158



    The Company's Third Restated Credit Agreement became effective upon the Effective Date of the Plan (Note 1). Approximately $190,826,000 was outstanding under The Company's Third Restated Credit Agreement on the Effective Date. Such amount has been reduced through repayments to approximately $122,862,000 at February 28, 1994 which matures as follows (in thousands):

                                              October 20

                                                 1994        $ 58,646
                                                 1995          64,216
                                                             $122,862

    Notwithstanding the above maturity schedule, and to the extent that the Company generates positive Net Cash Flow (as defined in the Third Restated Credit Agreement) ("Net Cash Flow") for the immediately preceding period, the Company is required to make principal payments of amounts outstanding under the Third Restated Credit Agreement at least quarterly during the period from the Effective Date to October 20, 1995, in amounts approximating 62% of the Company's Net Cash Flow. In addition, in connection with consummation of the Plan, Metromedia Company ("Metromedia"), the Company's principal shareholder, and an affiliate of Metromedia guaranteed the payment of substantially all of the Company's payment obligations under the Third Restated Credit Agreement pursuant to a bank guarantee (the "Bank Guarantee"). In the event the guarantor or its affiliate makes any payments under the Bank Guarantee, the Company has agreed to reimburse such party pursuant to a reimbursement agreement out of the portion of Net Cash Flow allocated to the Banks (62%) and Sony (23%) following payment in full of the Banks and Sony until such guarantors are reimbursed in full.

    Interest is charged under the terms of the Third Restated Credit Agreement at the agent bank's fluctuating reference rate plus 3/4% or at 1 3/4% above the Eurodollar Rate, at the Company's option. The agent bank's fluctuating reference rate at February 28, 1994 was 6%.

    The Third Restated Credit Agreement contains various restrictive covenants, including, among others, limitations on the incurrence of additional indebtedness, limitations on the investment in or acquisition of new product and a prohibition on the payment of dividends. Borrowings under the Third Restated Credit Agreement are secured by all of the Company's assets, including the common stock of the Company's subsidiaries. No compensating balances are required to be maintained. All amounts outstanding under the Third Restated Credit Agreement, including amounts that may become outstanding under the letter of credit described in Note 2, are unconditionally guaranteed by the Company's majority shareholders, Metromedia and an affiliate thereof.

    As described in Note 2, the Company issued $50,000,000 initial principal amount of 10% subordinated debentures due 2001 (the "10% Subordinated Debentures") to former holders of its subordinated notes and debentures pursuant to the terms of the Plan. The 10% Subordinated Debentures are subordinated to all Senior Indebtedness, as defined in the indenture related to such 10% Subordinated Debentures (the "Bond Indenture"), including all bank borrowings and amounts outstanding to Sony, the Talent Notes and Creditor Notes described in Note 2, as well as amounts that may become payable to Metromedia and its affiliate should Metromedia and its affiliate be required to make payments pursuant to the guarantee of bank borrowings.

    Interest on the 10% Subordinated Debentures is payable semi-annually and the debentures are due October 31, 2001. Payment of interest and repayment of principal amounts outstanding under the 10% Subordinated Debentures are payable out of Net Cash Flow. As provided in the Bond Indenture, interest on the 10% Subordinated Debentures may be paid by issuance of additional 10% Subordinated Debentures in certain circumstances. The Bond Indenture contains various restrictive covenants which are generally consistent with the covenants described above with respect to the Third Restated Credit Agreement.

    In accordance with the terms of the Plan, as more fully described in
Note 2, the Company had a $70,000,000 non-interest bearing payment obligation to Sony at the Effective Date. The obligation to Sony is payable pari passu with amounts payable under the Third Restated Credit Agreement described above. Such amount has been reduced through repayments to approximately $41,518,000 at February 28, 1994 which matures as follows (in thousands):

                                              November 5

                                              1994         $ 21,518
                                              1995           20,000
                                                           $ 41,518

    Notwithstanding the above maturity schedule and to the extent that the Company generates positive Net Cash Flow for the immediately preceding period, the Company is required to make principal payments of amounts outstanding for the obligation to Sony at least quarterly during the period from the Effective Date to November 5, 1995 in an amount approximating 23% of the Company's Net Cash Flow. To the extent the Company fails to repay such amounts on a timely basis, Sony may draw under the letter of credit issued in its favor after giving notice and an opportunity to cure to the guarantors under the Bank Guarantee. In the event Sony does draw under the letter of credit issued in its favor, such amount would become an obligation of the Company under the Third Restated Credit Agreement and guaranteed pursuant to the Bank Guarantee.

    In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan the Company must make certain cumulative minimum aggregate Net Cash Flow payments ("Mandatory Minimums") to the holders of the Talent Notes (Note 2), the Creditors Notes (Note 2) and the 10% Subordinated Debentures (the "Holders") in payment of their respective principal and interest. As more fully described in Note 12 the Indentures pursuant to which the Talent Notes and the Creditor Notes were issued (the "Indentures") provide for only a single Mandatory Minimums threshold that must be received by the holders in payment of their respective principal and interest for each fiscal quarter through the fiscal year ended February 28, 1999, rather than separate quarterly thresholds for each fiscal quarter. The Company believes the language set forth in the Indentures does not reflect the agreement between the Company and its principal creditors who negotiated and agreed upon the provisions based upon the Company's review of the agreement in principle agreed to by such parties. Notwithstanding the literal language of the Indentures, it is the Company's intention to follow what it believes is the intention of the agreeing parties. Therefore, the following summarizes both the anticipated Mandatory Minimums contained in the Indentures and the interpretation of the Company ("Interpretation"). Under the terms of the Indentures, these Mandatory Minimum amounts are to be reduced by 15% of the portion of amounts due under the Showtime Agreement to the extent that the amounts are not received by the Company (the "Showtime Shortfall") until such time as the Banks and/or Sony and, if applicable, the guarantor under the Bank Guarantee are paid in full. Thereafter, the Mandatory Minimums are to be reduced by 100% of the Showtime Shortfall.

  Per Indentures

                          Estimated Adjusted Cumulative Minimum Amounts
                                      (in thousands)
   Fiscal Year Ended
     February 28(29)         May        August     November   February

           1995           $   ----     $   ----    $   ----   $ 27,596
           1996           $ 61,948     $ 61,948    $ 61,948   $ 61,948
           1997           $ 97,802     $ 97,802    $ 97,802   $ 97,802
           1998           $161,140     $161,140    $161,140   $161,140
           1999           $204,741     $204,741    $204,741   $204,741

   Per Interpretation

                          Estimated Adjusted Cumulative Minimum Amounts
                                      (in thousands)

   Fiscal Year Ended
     February 28(29)           May        August     November   February

          1995              $   ----     $   ----    $   ----   $ 27,596
          1996              $ 36,184     $ 44,742    $ 53,360   $ 61,948
          1997              $ 70,911     $ 79,874    $ 88,838   $ 97,802
          1998              $113,636     $129,470    $145,304   $161,140
          1999              $172,040     $182,940    $193,840   $204,741

    In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan, a Net Cash Flow distribution was not made for the quarter ended August 31, 1993 because the Company did not generate Net Cash Flow. Because distributions of Net Cash Flow are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan and the agreements entered into in connection with the Plan, no assurance can be made as to the amount, if any, of each future distribution. The Company has made five Net Cash Flow distributions in accordance with the Plan.
The distributions were made in November 1992, March 1993, June 1993, December 1993, and March 1994, respectively. The following table describes the allocation of these distributions in accordance with the Plan (in thousands):


                                          March     December   August     June      March     November
                                          1994        1993      1993      1993       1993       1992       Total

Third Restated Credit Agreement          $16,229    $  2,488     ---    $ 12,166   $ 24,691   $ 28,619    $ 84,193
Sony Obligation                            5,952         912     ---       8,016      9,056     10,497      34,433
Talent Notes (principal and interest)      2,218         340     ---       2,018      3,375      3,910      11,861
Creditor Notes                               ---         ---     ---         ---      1,046      1,498       2,544
10% Subordinated Debentures due 2001         ---         ---     ---         ---        ---        977         977
Interest on 10% Subordinated
     Debentures due 2001                   1,697         260     ---       1,544      1,535        519       5,555
                                         _______    ________   _____    ________   ________   ________    ________

                                         $26,096    $  4,000   $   0    $ 23,744   $ 39,703   $ 46,020    $139,563
                                         _______    ________   _____    ________   ________   ________    ________
                                         _______    ________   _____    ________   ________   ________    ________


  Pursuant to the Waiver and Consent dated as of June 30, 1993 under the Third Restated Credit Agreement, $2,600,000 of the portion of the June 1993 distribution payable pursuant to the Plan to the Company's banks was instead paid to Sony. In accordance with the terms of the Plan, all or part of the portion of Net Cash Flow which would otherwise be payable to holders of Creditor Notes for the March 1994, December 1993, June 1993 and March 1993 distributions were used to satisfy, in whole or in part, the interest obligation on the 10% Subordinated Debentures. In addition, in accordance with the indenture for the 10% Subordinated Debentures, approximately $525,000 and $898,000, respectively, of the interest due April 1, 1994 and October 1, 1993 related to the 10% Subordinated Debentures was paid by the issuance of additional debentures. Also, in accordance with the Talent Note indenture, all of the interest due for the three-month periods ended August 31, 1993 and November 30, 1993 on the Talent Notes was paid by the issuance of additional notes (approximately $405,000 and $426,000, respectively). The payments on the Sony Obligation have reduced the outstanding amount on the letter of credit supporting such obligation to $46,518,000 at February 28, 1994.

  All descriptions of securities above refer to securities issued and in certain cases, estimated amounts of such securities that are yet to be issued. Accordingly, during the three-month period ended November 30, 1993, approximately $6,000,000 of Participations and residuals payable was reclassified to Talent Notes payable, which amount is an estimate of the amount of such securities that will be issued in connection with the resolution of certain claims.

  During fiscal 1994, 1993, and 1992, $33,067,000, $26,037,000, and
$56,436,000, respectively, of interest costs were incurred, exclusive of contractual amounts unaccrued pursuant to SOP 90-7, of which $6,602,000 was capitalized to film inventories in fiscal 1992. Cash utilized for the payment of interest during fiscal 1994, 1993 and 1992 was $14,585,000, $12,813,000, and $22,465,000, respectively.

8.  Shareholders' Equity


Preferred Stock

  On the Effective Date, in accordance with the Plan, the Company authorized 10,000,000 shares of $1.00 par value preferred stock. No shares of preferred stock have been issued.

Stock Option Plans

  Under the Company's 1982 Incentive Stock Option Plan (the "ISO Plan"), options could be granted to employees to purchase a maximum of 950,000 shares of Common Stock. Under the Company's 1975 Non-Qualified Stock Option Plan (the "1975 Plan"), options could be granted to employees to purchase a maximum of 557,920 shares of Common Stock. Under the Company's 1984 Non-Qualified Stock Option Plan (the "1984 Plan"), options could be granted to employees to purchase a maximum of 900,000 shares of Common Stock. During fiscal 1993 and 1992, no options were granted under any of these plans. Pursuant to the Plan, all outstanding options to purchase Common Stock under the Company's stock option plans were canceled.

  Options granted under the three plans expired ten years from the date of grant and became exercisable at such dates and prices as were determined by the Stock Option Committee of the Company's Board of Directors. Options were generally granted at market value on the date of grant.

  The following table summarizes the transactions pursuant to the Company's stock option plans for the three-year period ended February 28, 1994:



                                        Number of        Option
                                        Options           Price


Unexercised options outstanding
  at February 28, 1991                 853,650     $6.75 - $21.75
Options granted                            ---                ---
Options exercised                       (6,500)    $8.75 - $ 9.63
Options terminated                    (335,650)    $8.75 - $21.75

Unexercised options outstanding
  at February 29, 1992                 511,500     $6.75 - $21.75
Options canceled                      (511,500)    $6.75 - $21.75

Unexercised options outstanding at
February 28, 1993                             0               ---

Unexercised options outstanding at
February 28, 1994                             0               ---

Warrants

   On February 8, 1992, warrants to purchase 1,575,000 shares of the Company's Common Stock at $6.00 per share, expired. These warrants had been issued in connection with a capital infusion transaction effected in February 1982.



9.  Income Taxes



   The Provision for income taxes for fiscal 1994, 1993 and 1992, all of which is current, consists of the following (in thousands):


Fiscal Years Ended in February,          1994         1993          1992

Federal                               $ -----      $ -----       $ -----
State and local                           100          300        (1,200)
Foreign                                 2,000        5,500         6,500

Current                               $ 2,100      $ 5,800       $ 5,300
Deferred                                -----        -----         -----

Total                                 $ 2,100      $ 5,800       $ 5,300


  Such provision has been allocated to continuing operations, discontinued operations and extraordinary items as follows (in thousands):

Fiscal Years Ended in February,          1994         1993         1992

Continuing operations                 $ 2,100      $ 5,700       $4,495
Discontinued operations:
   Loss from operations                 -----        -----          805
   Estimated loss on discontinuance     -----        -----        -----
Extraordinary items                     -----          100        -----

                                      $ 2,100      $ 5,800      $ 5,300

   The federal income tax portion of the Provision for income taxes includes the benefit of state income taxes provided. The Company recognizes investment tax credits on the flow-through method.

   State and local income tax expense in fiscal 1994, 1993 and 1992 includes an estimate for franchise and other state tax levies required in jurisdictions which do not permit the utilization of the Company's fiscal 1994, 1993 and 1992 operating losses to mitigate such taxes. Foreign tax expense in fiscal 1994, 1993 and 1992 reflects estimates of withholding and remittance taxes. Cash utilized for the payment of income taxes during fiscal 1994, 1993 and 1992 was $3,084,000, $6,127,000, and
$4,352,000, respectively.

   Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a change to the "assets and liability method" of accounting for income taxes from the "deferred method" of accounting for income taxes which was required under Accounting Principles Board Opinion No. 11 ("APB 11"). Under SFAS 109, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

   Pursuant to the deferred method of accounting for income taxes required by APB 11, applicable in the years prior to the fiscal year ended February 28, 1994, deferred taxes were provided for timing differences between financial statement and tax return recognition of income and expenses. Although timing differences arose during periods prior to fiscal 1994, any future taxes payable would have been offset by tax benefits resulting from the use of losses from such years, and accordingly, no deferred taxes were provided. The principal timing difference that arose during those periods relates to the recognition of revenues from licensing agreements.

   The Company's results of operations was not impacted by the change in method of accounting for income taxes resulting from the adoption of SFAS 109 in the current year. Deferred income taxes at February 28, 1994 and 1993 reflect the impact of "temporary differences" between assets and liabilities for financial reporting purposes and their carrying values as measured by tax laws. These temporary differences are determined in accordance with SFAS 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

   The temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) for fiscal 1994 and 1993 are as follows (in thousand):



Fiscal Years Ended in February,               1994                     1993


Net Operating loss carryforward            $158,150                   $95,287
Deferred income                              30,853                    76,387
Investment credit carryforward               30,000                    31,000
Allowance for doubtful accounts               5,897                    11,959
Reserves                                      5,232                     6,312
Other deferred tax assets                    25,866                    21,846
Film costs                                  (21,608)                  (23,917)
Shares payable                               (4,017)                  (18,860)
Other deferred tax liabilities              (18,604)                  (13,718)
Notes and debentures                        (22,038)                      ---
______________________________________________________________________________

Subtotal before valuation allowance         189,731                   186,296

Valuation allowance                        (189,731)                 (186,296)
______________________________________________________________________________

Deferred taxes                             $      0                   $     0



   The valuation allowance for deferred assets as of March 1, 1993 was $186,296,000. The net change in the total valuation allowance for the year ended February 28, 1994 was an increase in the allowance of $3,435,000.

   The Company's Provision for income taxes for fiscal 1994, 1993, and 1992 differs from the provision that would have resulted from applying the federal statutory rates during those periods to Income (loss) before provision for income taxes. The reasons for these differences are explained in the following table (in thousands):



Fiscal Years Ended in February,                            1994         1993          1992

Provision (benefit) based upon
  federal statutory rate of 35%, 34% and 34% respectively  ($43,084)    $87,054       $(106,104)
State taxes, net of federal benefit                              65         198            (792)
Foreign taxes in excess of federal credit                     2,000       5,500           6,500
Film distribution system amortization and writeoff            -----       -----           3,047
Non-deductible direct expenses of chapter 11 filing             596       5,709             891
Current year operating loss not benefitted                   42,473       8,844         101,621
Extraordinary gain recognized upon emergence from
   chapter 11                                                 -----    (108,877)            ---
Reduction of operating loss from discharge of indebtedness    -----       7,314             ---
Other, net                                                       50          58             137
_________________________________________________________________________________________________

Provision for income taxes                                  $ 2,100      $5,800          $5,300


   At February 28, 1994, the Company had available net operating loss carryforwards and unused investment tax credits of approximately
$395,000,000, and $30,000,000, respectively, which can reduce future federal income taxes. If not utilized, these carryforwards and credits will begin to expire in 1997 and 1995, respectively.

   In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on the corporation's ability to utilize its then existing net operating loss carryforwards, investment tax credit carryforwards and foreign tax credit carryforwards (collectively "tax attributes"). Such a change in ownership occurred early in 1988. The Company's utilization of its tax attributes is no longer limited as a result of the 1988 change in ownership.



10.  Revenue Data


   The sources of the Company's revenues from continuing operations by market for each of the last three fiscal years are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company derives significant revenues from the foreign distribution of its theatrical motion pictures and television programming.

The following table sets forth foreign revenues from continuing operations (excluding Canada) by major geographic area for each of the last three fiscal years (in thousands):


Fiscal Years Ended in February,      1994               1993             1992

Europe                            $  62,107          $  80,152        $ 111,100
Mexico and South America              5,782              8,108           14,966
Asia and Australia                   23,876             37,522           39,325
_______________________________________________________________________________

                                   $ 91,765           $125,782        $ 165,391


   Showtime has been a significant customer of the Company. During fiscal 1992, the Company recorded $56,229,000 of revenues under its pay cable agreement with Showtime. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 for descriptions of certain disputes with Showtime that have affected the amount and timing of revenues recognized under the Showtime agreement.


11.  Commitments and Contingent Liabilities


   The Company is obligated under various operating leases, including leases for two office premises. Total rent expense amounted to $1,489,000, $4,773,000, and $9,589,000 in fiscal 1994, 1993 and 1992, respectively.  Sublease income in fiscal 1992 was $984,000.

   Minimum rental commitments under noncancellable operating leases is set forth in the following table (in thousands):

                                           Fiscal Year          Amount

                                                  1995         $ 1,041
                                                  1996             926
                                                  1997             715
                                                  1998             142

                      Total minimum rental commitments         $ 2,824

   The Company and certain of its subsidiaries have employment contracts with various officers with remaining terms of approximately two years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at February 28, 1994 under such contracts is approximately $3,000,000.

   The Company and its subsidiaries are contingently liable with respect to various matters, including litigation in the ordinary course of business and otherwise. Some of the pleadings in the various litigation matters contain prayers for material awards, including claims arising after the Filing Date from the determination by the Court (or agreement by parties in interest) to allow claims for certain contingencies and other disputed amounts. Based upon management's review of the underlying facts and circumstances and consultation with counsel, management believes such matters will not result in the allowance by the Court of significant additional liabilities which would have a material adverse effect upon the consolidated financial position or results of operations of the Company, with the possible exception of the matter described below.

   As previously disclosed in the Registrant's Annual Reports on Form 10-K for the fiscal years ended February 28 (29), 1991, 1992, and 1993, on October 12, 1990, the plaintiff, Hemdale Film Corporation ("Hemdale") filed an action against the Company in the Superior Court for Los Angeles alleging various breaches of the agreements between Hemdale and the Company for distribution of the motion pictures "PLATOON", "HOOSIERS" and "THE TERMINATOR". Plaintiff produced these pictures which the Company released. The complaint seeks an accounting and damages purportedly in excess of $30,000,000 and is based on the allegation that the Company paid Hemdale less than it was due under the agreements, used improper accounting practices, refused to permit Hemdale's representatives to conduct appropriate examinations of the Company's books and records and provided Hemdale with allegedly inaccurate and inadequate settlement statements. On December 10, 1990, the Company filed its answer, denying the material allegations of the complaint, asserting that its accounting practices were accurate in all respects. Hemdale has filed a proof of claim substantially based on the allegations in its complaint. The Company has objected to Hemdale's claim and the estimation hearing has been adjourned in the Bankruptcy Court until July 7, 1994. Therefore, no assurance can be given at this time concerning the ultimate outcome of the Hemdale litigation or the effect thereof, if adverse to the Company. As a result of the Company's chapter 11 filings, it is expected that this case will be tried before the Court.


12.  Liquidity


   As described in Note 7 the Company has significant obligations under the Plan. To the extent that the Company generates Net Cash Flow, the Company is required to make principal payments with respect to the Banks and Sony and to its holders of its Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") at least quarterly out of Net Cash Flow. Net Cash Flow as defined in the Plan generally provides for the payment of operating costs as incurred. Because distributions are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan, no assurance can be made as to the amount, if any, of each future distribution. See
Note 7 of Notes to Consolidated Financial Statements ("Note 7"), for a schedule of the Company's Net Cash Flow payments since the Effective Date.

   The Company has to date generated sufficient Net Cash Flow to meet its operating and Plan obligations. However, the poor performance of the Company's pictures released after the Effective date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse affect on the liquidity of the Company. The Company anticipates that such events will in turn have an adverse effect on the Company's ability to meet its Plan obligations discussed below in the fiscal years ended February 28, 1995 and February 29, 1996.

   As described in Note 7, the Company must make certain principal payments to its bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony Obligation in October and November 1994, respectively, and October and November 1995, respectively. The Company does not currently believe that it will generate sufficient Net Cash Flow during the remainder of fiscal 1995 to make the scheduled payment to the Banks and Sony in October and November 1994, respectively. In addition, based upon current estimates of Net Cash Flow, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony, in October and November 1995, respectively. In such events, the Banks may demand payment from the guarantors under the Bank Guarantee and Sony may draw under its letter of credit (if Metromedia does not first cure such payment default), in which case the amount drawn by Sony would become a guaranteed obligation of the guarantors under the Bank Guarantee. Any such payments made by the guarantors under the Bank Guarantee on behalf of the Company to the Banks and/or to Sony would result in such guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company would be obligated to reimburse the amounts paid by the guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such guarantors are reimbursed in full.

   In addition, as described in Note 7, the Indentures pursuant to which the Talent Notes and Creditor Notes were issued (the "Indentures") provide that an Event of Default will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of Plan Debt does not exceed the mandatory minimum amounts (the "Mandatory Minimums") specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime Agreement which are not received by the Company because of the Showtime Settlement.

   The Indentures provide that the first Mandatory Minimum threshold must be met by the Company by the last quarter of fiscal 1995. Thereafter, although the Indentures provide that the Company must make payments to the holders of the Plan Debt in the amounts specified in the Indentures (less the reduction for the Showtime Settlement discussed above) for each fiscal quarter through the fiscal year ended February 28, 1999, the Indentures only set forth a single Mandatory Minimum threshold for each such fiscal year, rather than separate quarterly thresholds for each fiscal quarter. Accordingly, a literal reading of the Indentures would mean that by the end of each of the Company's four fiscal quarters in each fiscal year beginning with the fiscal quarter ended May 31, 1995, the Company would have had to pay to the holders of the Plan Debt the same Mandatory Minimum amount. The Company believes that the language set forth in the Indentures does not reflect the agreement between the Company and its principal creditors who negotiated and agreed upon the provisions based upon the Company's review of the agreement in principle agreed to by such parties. The Company believes that the Mandatory Minimums specified in the Indentures were intended to be the required Mandatory Minimum thresholds for only the last fiscal quarter of each fiscal year beginning with the fiscal year ended February 29, 1996 and that lower quarterly Mandatory Minimum amounts should have been calculated and set forth in the Indentures for each fiscal quarter of each fiscal year beginning with the quarter ended May 31, 1995. Notwithstanding the literal language of the Indentures, it is the Company's intention to follow what it believes to be the intention of the agreeing parties.

   Utilizing the Mandatory Minimums contain in the Indentures rather than the interpretation the Company believes reflects the agreement of the parties, the Company, based upon current cash flow projections (which are subject to change), currently anticipates that it would not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold under the Indentures beginning with the quarter ended May 31, 1995 and that accordingly an Event of Default would occur under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or 40% in aggregate principal amount of either the Talent Notes or the Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes.
Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. Notwithstanding the literal language of the Indentures, the Company believes, however, that no such Event of Default should occur because the language set forth in the Indentures does not reflect the intention of the Company and the representatives of the Plan Debt who negotiated such provisions and accordingly that no acceleration of the Notes could occur on such quarterly date. Utilizing the Company's view that the agreement of the parties is not reflected in the language of the Indentures and that the Indentures should be reformed to set forth quarterly Mandatory Minimum thresholds for each fiscal quarter, the Company nevertheless currently believes, based upon current cash flow projections (which are subject to change), that it will not generate sufficient Net Cash Flow to satisfy such reformed quarterly Mandatory Minimums at the quarter ended August 31, 1995. In order to meet the Company's anticipated shortfall, the Company must obtain a waiver, refinance its existing Plan Debt, or obtain additional sources of financing including those described below. If the Company cannot satisfy the Mandatory Minimum thresholds at the quarter ended
August 31, 1995, on such date an Event of Default would occur under the Indentures, which in turn could cause an acceleration of such Notes as described above. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code.

   As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1995, however, the Company believes it will have sufficient liquidity to meet its obligations through fiscal 1995 except for its obligations to the Banks and Sony, which obligations become guaranteed obligations under the Bank Guarantee as described above.

   The Company intends to release its two remaining unreleased films and to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product. Since the Effective Date, the Company has been able to acquire some new product with non-recourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite non-recourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system. In addition, the Company will pursue additional non-recourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a non-recourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining such nonrecourse financing as described above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. The Company is also currently considering its alternatives in connection with the anticipated payment shortfall to the holders of the Plan Debt including restructuring or refinancing such Plan Debt. Despite these intentions, there can be no assurance that the Company will be able to generate sufficient Net Cash Flow to avoid an Event of Default under its Indentures in fiscal 1996.

13.  Selected Quarterly Financial Data (unaudited)



Selected financial information for the quarterly periods in fiscal 1994 and 1993 is presented below (in thousands, except per-share amounts):


                                                                First Quarter                   Second Quarter
                                                               of Fiscal year                   of Fiscal Year


                                                             1994             1993             1994             1993

Revenues                                                  $ 39,591         $ 80,782         $ 30,632         $ 35,103
Gross profit (loss)                                       $ (1,803)        $  9,701         $(15,916) (a)    $  5,890
Selling, general and administrative expenses              $  5,188 (e)     $  9,538         $  5,367  (e)    $  7,848
Interest expense, net                                     $  8,336         $  4,407 (b)     $  8,231         $  4,228 (b)
Chapter 11 reorganization items                           $    822         $  5,091         $    391         $  4,441
Loss before provision for income taxes                    $(16,149)        $ (9,335)        $(29,905)        $(10,627)
Loss before extraordinary gains recognized upon
  emergence from chapter 11                               $(16,849)        $(10,735)        $(30,205)        $(11,427)
Extraordinary gains recognized upon emergence
     from Chapter 11, net of income taxes                    -----         $ -----            -----          $  -----
Net income (loss)                                         $(16,849)        $(10,735)        $(30,205)        $(11,427)


Loss per common share:
  Primary:
     Before extraordinary gains                           $ (  .84)        $(67.14)         $ ( 1.51)        $ (71.46)
     Net income (loss)                                    $ (  .84)        $(67.14)         $ ( 1.51)        $ (71.46)





                                                                Third Quarter                   Fourth Quarter
                                                               of Fiscal year                   of Fiscal Year

                                                             1994             1993              1994              1993

Revenues                                                  $ 70,729         $ 53,726         $  34,710         $  52,707
Gross profit (loss)                                       $  8,409         $ 14,272         $ (58,058) (d)    $ (22,357) (c)
Selling, general and administrative expenses              $  5,250 (e)     $  8,398         $   5,834         $   4,670
Interest expense, net                                     $  8,107         $  6,520 (b)     $   7,622         $   8,378
Chapter 11 reorganization items (Note 3)                  $    193         $  6,208         $     387         $   5,052
Loss before provision for income taxes                    $ (5,141)        $ (6,854)        $ (71,901)        $ (40,457)
Loss before extraordinary gains recognized upon
    emergence from chapter 11                             $ (5,441)        $ (9,154)        $ (72,701)        $ (41,657)
Extraordinary gains recognized upon emergence
    from chapter 11, net of income taxes                     -----         $312,592            -----          $  10,621
Net income (loss)                                         $ (5,441)        $303,438         $ (72,701)        $ (31,036)


Income (loss) per common share:
  Primary:
    Before extraordinary gains                            $ (  .27)        $ (1.57)         $ ( 3.64)         $  (2.08)
    Net income (loss)                                     $ (  .27)        $ 52.06          $ ( 3.64)         $  (1.55)


(a) Gross profit (loss) for the second quarter of fiscal 1994 includes an aggregate of $6,900,000 of writedowns to estimated net realizable value of theatrical product unreleased at that time and $5,100,000 of writedowns due to disappointing domestic home video sales results.

(b) In accordance with the requirements of SOP 90-7, the Company ceased accruing interest on its subordinated notes and debentures on the Filing Date. The Company began accruing interest on its new debt on the Effective Date (Notes 2 and 7).

(c) As is more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations", gross profit for the fourth quarter of fiscal 1993 was impacted by writedowns to estimated net realizable value on certain product and by reductions in gross profit rates on certain other product due in part to adjustments made to the Company's estimates of the future revenue-generating potential of that product during that quarter. Gross profit for the fourth quarter of fiscal 1993 was also impacted by a $15,100,000 additional writedown to estimated net realizable value of theatrical product released in that quarter and unreleased at that time.

(d) As is more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations", gross profit for the fourth quarter of fiscal 1994 was impacted by writedowns to estimated net realizable value on certain product and by reductions in gross profit rates on certain other product due in part to adjustments made to the Company's estimates of the future revenue-generating potential of that product during that quarter including the impact of the Showtime Settlement. Gross profit for the fourth quarter of fiscal 1994 was also impacted by a $27,000,000 additional writedown to estimated net realizable value of theatrical product released in that quarter and all unreleased titles at that time.

(e) Selling, general and administrative expenses beginning in the fourth quarter of fiscal 1993 reflect the cost savings associated with the relocation of the Company's corporate offices from New York to Los Angeles.

                       ORION PICTURES CORPORATION
            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                                                                    Additions
                                      Balance at    Charged to       Accounts       Balance
                                       Beginning     Costs and        Written     at End of
                                       of Period      Expenses            Off        Period

Year ended February 28, 1994
   Allowance for doubtful accounts   $ 26,000,000   $    900,000   $ 12,100,000  $ 14,800,000
Year ended February 28, 1993
   Allowance for doubtful accounts   $ 26,000,000   $  1,783,000   $  1,783,000  $ 26,000,000
Year ended February 29, 1992
  Allowance for doubtful accounts    $ 14,500,000   $ 12,262,000   $    762,000  $ 26,000,000


                       ORION PICTURES CORPORATION
         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                         Fiscal Years Ended in February

  Description                           1994          1993           1992

Advertising Expense (1)             $59,526,000    $44,586,000   $184,398,000
Royalty Expense (2)                 $17,392,000    $28,871,000   $ 51,176,000


(1) Advertising expense includes amounts spent for general corporate advertising and to advertise the home video releases of Orion Home Video in the United States and Canada which are charged directly to operations as well as amounts amortized from film inventories, a portion of which was capitalized in previous years.

(2) Royalty expense represents net amounts paid to or accrued for the account of (a) producers of certain motion pictures distributed by the Company, and (b) motion picture producers, directors, artists and others, covering their shares of the proceeds derived from the distribution of certain motion pictures in the production of which they participated. Items of the foregoing nature are generally referred to in the motion picture industry as "participations and residuals."

                                                    EXHIBIT 11 (page 1)

                           ORION PICTURES CORPORATION
                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                  (in thousands, except per-share amounts)


The following tables detail the calculation of the per-share amounts and number of shares used in computing Loss from continuing operations, Loss before extraordinary gains and Net income (loss) per common share, on a primary and fully diluted basis.


                                                           Fiscal Years Ended in February

                                                                   1994          1993         1992

Primary:
   Loss from continuing operations                           ($125,196)    ($ 72,973)   ($280,832)
   Dividends on preferred and preference stock                      --           (19)         (28)
   Pro-forma reduction in interest expense (net of
     tax) resulting from the assumed exercise of
     stock options and warrants and the resulting
     assumed reduction of outstanding indebtedness (B)(C)           --           (A)           --
                                                             __________    __________   _________

   Loss from continuing operations, as adjusted              ($125,196)    ($ 72,992)   ($280,860)
                                                             __________    __________   _________
                                                             __________    __________   _________

   Loss before extraordinary gains                           ($125,196)     ($72,973)   ($312,071)
   Dividends on preferred and preference stock                      --           (19)         (28)
   Pro-forma reduction in interest expense (net of
     tax) resulting from the assumed exercise of
     stock options and warrants and the resulting
     assumed reduction of outstanding indebtedness (B)(C)           --            (A)          --
                                                             __________    __________   _________

   Loss before extraordinary gains, as adjusted              ($125,196)    ($ 72,992)   ($312,099)
                                                             __________    __________   _________
                                                             __________    __________   _________

   Net income (loss)                                         ($125,196)     $250,240    ($312,071)
   Dividends on preferred and preference stock                      --           (19)         (28)
   Pro-forma reduction in interest expense (net of
     tax) resulting from the assumed exercise of
     stock options and the resulting assumed reduction
     of outstanding indebtedness (B)(C)                             --            (A)          --
                                                             __________    __________   _________

   Net income (loss), as adjusted                            ($125,196)     $250,221    ($312,099)
                                                             __________    __________   _________
                                                             __________    __________   _________

   Weighted average number of shares outstanding,
     reflects reverse stock split (E)                           20,000         6,465          160
   Equivalent shares applicable to stock
     options and warrants outstanding (B)(C)(E)                     --            (A)           1
                                                             __________    __________   _________

   Total common and common equivalent shares                    20,000         6,465          161
                                                             __________    __________   _________
                                                             __________    __________   _________

   Primary income (loss) per common share:
     Loss from continuing operations                           ($ 6.26)     ($ 11.29)  ($1,744.47)
                                                             __________    __________   _________
                                                             __________    __________   _________

     Loss before extraordinary gains                           ($ 6.26)     ($ 11.29)  ($1,938.50)
                                                             __________    __________   _________
                                                             __________    __________   _________

     Net income (loss)                                         ($ 6.26)      $ 38.70   ($1,938.50)
                                                             __________    __________   _________
                                                             __________    __________   _________


                                                         EXHIBIT 11 (page 2)

                        ORION PICTURES CORPORATION
              STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 (in thousands, except per-share amounts)



                                                           Fiscal Years Ended in February

                                                                   1994          1993         1992

Fully Diluted:
   Loss from continuing operations                           ($125,196)    ($ 72,973)   ($280,832)
   Dividends on preferred and preference stock                      --            --          (28)
   Pro-forma reduction in interest expense (net of
     tax) resulting from the assumed exercise of
     stock options and warrants and the resulting
     assumed reduction of outstanding indebtedness (B)(C)           --            (A)          (A)
                                                             __________    __________   __________

   Loss from continuing operations, as adjusted              ($125,196)    ($ 72,973)   ($280,860)
                                                             __________    __________   __________
                                                             __________    __________   __________

   Loss before extraordinary gains                           ($125,196)     ($72,973)   ($312,071)
   Dividends on preferred and preference stock                      --            --          (28)
   Pro-forma reduction in interest expense (net of
     tax) resulting from the assumed exercise of
     stock options and warrants and the resulting
     assumed reduction of outstanding indebtedness (B)(C)           --            (A)          (A)
                                                             __________    __________   __________

   Loss before extraordinary gains, as adjusted              ($125,196)    ($ 72,973)   ($312,099)
                                                             __________    __________   __________
                                                             __________    __________   __________

   Net income (loss)                                         ($125,196)     $250,240    ($312,071)
   Dividends on preferred and preference stock                      --            --          (28)
   Pro-forma reduction in interest expense (net of
     tax) resulting from the assumed exercise of
     stock options and the resulting assumed reduction
     of outstanding indebtedness (B)(C)                             --            (A)          (A)
                                                             __________    __________   __________

   Net income (loss), as adjusted                            ($125,196)     $250,240    ($312,099)
                                                             __________    __________   __________
                                                             __________    __________   __________

   Weighted average number of shares outstanding,
     reflects reverse stock split (E)                           20,000         6,465          160
   Equivalent shares applicable to:
     Stock options and warrants outstanding (B)(C)(E)               --            (A)          (A)
     Series B Preferred Stock (D)                                   --            14           (A)
                                                             __________    __________   __________

   Total common and common equivalent shares (F)                20,000         6,479          160
                                                             __________    __________   __________
                                                             __________    __________   __________

   Fully diluted income (loss) per common share:
     Loss from continuing operations                           ($ 6.26)     ($ 11.26)   ($1,755.38)
                                                             __________    __________   __________
                                                             __________    __________   __________

     Loss before extraordinary gains                           ($ 6.26)     ($ 11.26)   ($1,950.62)
                                                             __________    __________   __________
                                                             __________    __________   __________

     Net income (loss)                                         ($ 6.26)      $ 38.62    ($1,950.62)
                                                             __________    __________   __________
                                                             __________    __________   __________




(A)    Excluded from the computation due to antidilutive effect.
(B)    All of the Company's warrants had been exercised and had expired by February 29, 1992.
(C)    All of the Company's stock options were cancelled effective November 5, 1992.
(D)    All of the Company's outstanding shares of preferred stock were converted to 20,000 shares of the
       Company's common stock on November 5, 1992.
(E)    All of the Company's outstanding shares of old common stock were converted to 160,000 shares of the
       Company's new common stock on November 5, 1992.
(F)    Additional common shares assumed to be issued for the fully diluted computation for all periods is less than 3% of the weighted average common shares outstanding and, accordingly, fully diluted per-share amounts have not been presented on the Consolidated Statements of Operations.
