Form 10-Q
period 1994-05-31
ORION PICTURES CORP
filed 1994-07-15
CIK 35590

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  Form 10-Q


(Mark One)
[  X  ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended:  May 31, 1994
                                     OR
[     ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from __________ to  _________


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

Number of shares of Common Stock outstanding as of July 7, 1994:
20,000,000






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


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





PART II - OTHER INFORMATION

                      PART I - FINANCIAL INFORMATION

                        ORION PICTURES CORPORATION
              Condensed Consolidated Statements of Operations
                 (in thousands, except per-share amounts)
                                (unaudited)

                                                     Three Months Ended
                                                           May 31,
                                                ___________________________

                                                    1994             1993
                                                __________       __________

Revenues                                        $  83,757        $  39,591
Cost of rentals                                    82,091           41,394
                                                __________       __________

Gross profit (loss)                                 1,666           (1,803)

Other costs and expenses:
   Selling, general and administrative              6,049            5,188
   Interest, net                                    7,155            8,336
                                                __________       __________
   Loss before chapter 11 reorganization items
   and provision for income taxes                 (11,538)         (15,327)

Chapter 11 reorganization items                       266              822
                                                __________       __________

Loss before provision for income taxes            (11,804)         (16,149)
Provision for income taxes                            300              700
                                                __________       __________

Net loss                                        $ (12,104)       $ (16,849)
                                                __________       __________
                                                __________       __________

Loss per common share:                          $    (.61)       $   ( .84)
                                                __________       __________
                                                __________       __________

Average shares outstanding                         20,000            20,000
                                                __________       __________
                                                __________       __________

See accompanying Notes to Condensed Consolidated Financial Statements

                        ORION PICTURES CORPORATION

                   Condensed Consolidated Balance Sheets
                             (in thousands)
                              (unaudited)



                                                May 31,       February 28,
                                                 1994             1994
                                              __________       __________
ASSETS:

    Cash and cash equivalents                 $  29,539        $  37,114
    Accounts receivable, net                     90,263           81,981
    Film inventories                            313,807          367,152
    Other assets                                 19,311           21,767
                                              __________       __________

                                              $ 452,920        $ 508,014
                                              __________       __________
                                              __________       __________

LIABILITIES AND SHAREHOLDERS' EQUITY:

    Accounts payable                          $   1,961        $   1,681
    Accrued expenses                             35,129           40,906
    Participations and residuals                 51,050           50,595
    Notes and subordinated debt                 253,732          274,501

    Deferred revenues                            81,349           98,528

    Shareholders' equity:
       Common stock                               5,000            5,000
       Paid-in surplus                          265,811          265,811
       Accumulated deficit                     (241,112)        (229,008)
                                              __________       __________

       Total shareholders' equity                29,699           41,803
                                              __________       __________

                                              $ 452,920        $ 508,014
                                              __________       __________
                                              __________       __________

See accompanying Notes to Condensed Consolidated Financial Statements

                        ORION PICTURES CORPORATION
               Condensed Consolidated Statements of Cash Flows
                             (in thousands)
                               (unaudited)

                                                         Three Months Ended
                                                               May 31,
                                                      ________________________

                                                         1994          1993
                                                      __________    __________
Operations:
  Loss before chapter 11 reorganization
     items and provision for income taxes             $ (11,538)    $ (15,327)
  Provision for income taxes                                300           700
                                                      __________    __________

  Loss exclusive of chapter 11 reorganization items     (11,838)      (16,027)
  Adjustments to reconcile loss exclusive
     of chapter 11 reorganization items
     to cash provided by operations exclusive
     of chapter 11 reorganization items:
        Amortization of film costs                       66,637        30,992
        Decrease (increase) in accounts receivable       (8,282)       14,859
        Decrease in accounts payable and
          accrued expenses                               (4,972)       (5,163)
        Accrual of participations and residuals          10,631         2,663
        Payments of participations and residuals        (10,176)       (7,828)
        Decrease in deferred revenues                   (17,179)       (6,721)
        Other, net                                        4,490         5,496
                                                      __________    __________
     Cash provided by operations
        exclusive of chapter 11 reorganization items     29,311        18,271
     Payments of chapter 11 reorganization items           (266)         (873)
                                                      __________    __________

     Cash provided by operations                         29,045        17,398

Investment activities:
  Investment in film inventories                        (13,292)      (24,041)
  Other                                                   1,001         2,824
                                                      __________    __________

     Cash used in investment activities                 (12,291)      (21,217)

Financing activities:
  Payments on notes and subordinated debt               (24,329)      (37,845)
                                                      __________    __________

     Cash used in financing activities                  (24,329)      (37,845)

Net decrease in cash                                     (7,575)      (41,664)
Cash and cash equivalents at beginning of period         37,114        77,539
                                                      __________    __________

Cash and cash equivalents at end of period            $  29,539    $   35,875
                                                      __________    __________
                                                      __________    __________

See accompanying Notes to Condensed Consolidated Financial Statements

                         ORION PICTURES CORPORATION

           Notes to Condensed Consolidated Financial Statements
                                (unaudited)



1.  Introduction

The accompanying interim condensed consolidated financial statements of Orion Pictures Corporation and its subsidiaries (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K (the "1994 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of May 31, 1994, the results of its operations for the three-month periods ended May 31, 1994 and 1993 and its cash flows for the three-month periods ended May 31, 1994 and 1993 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

3.  Chapter 11 Reorganization Costs

The provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganizations Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants ("SOP 90-7") requires direct costs of administering the chapter 11 filing, particularly professional fees, to be expensed as incurred. Accordingly, Chapter 11 reorganization items presented on the Condensed Consolidated Statements of Operations for the three months ended May 31, 1994 and 1993 are comprised primarily of legal fees incurred during those periods. Direct costs of administering the chapter 11 filing are expected to continue until all claims and litigation are resolved.


4.  Film Inventories

The following is an analysis of film inventories (in thousands):

                                          May 31,           February 28,
                                           1994                 1994
        Theatrical films:
           Released                     $ 283,015             $ 305,560

           Completed and unreleased        18,635                50,204
        Television programs:
           Released                        12,157                11,388
                                        _________             _________

                                        $ 313,807             $ 367,152
                                        _________             _________
                                        _________             _________

In late December 1991, the Company received a notice from Showtime Networks, Inc. ("Showtime") that Showtime believed that the Company had not complied with the so-called "key man clause" in the Company's exclusive film licensing agreement with Showtime and, accordingly, that Showtime would not license the 14 pictures theatrically released in the domestic marketplace during fiscal 1992, 1993 and 1994 and the first quarter of fiscal 1995 and the Company's two remaining unreleased pictures (the "Key Man Dispute"). License fees under the Showtime agreement for these sixteen films were expected to aggregate approximately $77,000,000. After a review of the underlying facts and circumstances and consultation with counsel, the Company advised Showtime that the Company had complied with the key man clause in the Showtime agreement, that failure to accept delivery of the product rejected by Showtime constituted Showtime's default under the agreement and that the Company intended to pursue all available remedies to realize the domestic pay television license fees due under the Showtime agreement.

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

In order to avoid the uncertainty inherent in jury trials and the continued delay and cost related to pursuing its rights, claims and defenses in connection with these disputes, the Company determined that it was prudent to commence settlement negotiations with Showtime. On March 29, 1994, the Company and Showtime reached an agreement (the "Showtime Settlement") settling the litigations and disputes described above which was approved by the Court on such date and became effective on March 29, 1994. The Showtime Settlement continues to provide for the exclusive United States pay television exhibition of the 16 pictures that were the subject of the Key Man Dispute. For each motion picture meeting certain requirements, the Showtime Settlement provides for a reduced minimum license fee. The Showtime Settlement also reduced the license fees related to the seven pictures included in the Qualification Dispute described above that were not the subject of the Key Man Dispute. License fees for the 23 pictures subject to the Showtime Settlement were approximately $33,300,000 less than the approximate $105,000,000 of such fees pursuant to the Showtime agreement; accordingly, film inventories at February 28, 1994 were adjusted to reflect this settlement.

Approximately three-quarters of the Company's film inventories at May 31, 1994 and at February 28, 1994 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods.

Since the date of the Company's quasi-reorganization (February 28, 1982), when the Company's inventories were restated to reflect their then current market value, the Company has amortized 90% of the gross cost of its film inventories, including those produced subsequent to the quasi-reorganization. Approximately 96% of such gross film inventory costs will have been amortized by May 31, 1997. Due to the restrictions of the Plan, the Company has not produced significant incremental inventory. Therefore, as the existing inventory moves into its ancillary markets and is not replaced by significant recent inventory, a greater percentage of the future revenue estimate will occur subsequent to the first three years. Consequently, as of May 31, 1994, approximately 57% of the unamortized balance of film inventories currently in release and to be released will be amortized within the next three-year period based upon the Company's revenue estimates at that date. However, such amortization is expected to exceed 60% within one additional year (a four-year period).

5.  Notes and Subordinated Debt

Notes and subordinated debt is comprised of the following (in thousands):

                                                          May 31,  February 28,
                                                           1994       1994
                                                        _________   _________

Notes payable to banks pursuant to the Third Amended
     and Restated Credit Agreement ("Third Restated
     Credit Agreement")                                 $ 106,633   $ 122,862

Talent Notes due 1999, net of unamortized discounts
     of $9,618 and $9,995                                  28,020      29,349

Creditor Notes due 1999, net of unamortized discounts
     of $26,317 and $27,722                                36,223      34,820

Non-interest bearing payment obligation to Sony,
     net of unamortized discounts of $2,260 and $2,783     33,306      38,735

Other guarantees and contracts payable, net of
     unamortized discounts of $3,460 and $3,634             9,031       9,297
                                                        _________   _________

Total notes payable                                     $ 213,213   $ 235,063

10% Subordinated Debentures due 2001,
     net of unamortized discounts of $9,927 and $10,483    40,519      39,438
                                                        _________   _________

Total notes and subordinated debt                       $ 253,732   $ 274,501
                                                        _________   _________
                                                        _________   _________


Approximately $190,826,000 was outstanding under the Company's Third Restated Credit Agreement on the Effective Date of the Plan. Such amount has been reduced through repayments to approximately $106,633,000 at May 31, 1994 which matures as follows (in thousands):

                                    October 20
                                    __________

                                       1994            $ 42,417
                                       1995              64,216
                                                       ________

                                                       $106,633
                                                       ________
                                                       ________

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

In accordance with the terms of the Plan, the Company had a $70,000,000 non-interest bearing payment obligation to Sony at the Effective Date (the "Sony Obligation"). The Sony Obligation is payable pari passu with amounts payable under the Third Restated Credit Agreement described above, and is backed up by a letter of credit issued pursuant to the Third Restated Credit Agreement. Such amount has been reduced through repayments to approximately $35,566,000 at May 31, 1994 which matures as follows (in thousands):

                                     November 5
                                     __________

                                        1994               $ 15,566
                                        1995                 20,000
                                                           ________

                                                           $ 35,566
                                                           ________
                                                           ________

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

In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan, the Company must make certain cumulative minimum aggregate Net Cash Flow payments ("Mandatory Minimum") to the holders of the Talent Notes, the Creditors Notes and the 10% Subordinated Debentures (the "Plan Debt") in payment of their respective principal and interest. As is more fully described in the 1994 Form 10-K, the Indentures pursuant to which the Talent Notes and the Creditor Notes were issued (the "Indentures") provide for only a single Mandatory Minimum threshold that must be received by the holders of the Plan Debt in payment of their respective principal and interest for each fiscal quarter through the fiscal year ended February 28, 1999, rather than separate quarterly thresholds for each fiscal quarter. The Company believes the language set forth in the Indentures does not reflect the agreement between the Company and its principal creditors who negotiated and agreed upon the provisions based upon the Company's review of the agreement in principle agreed to by such parties. Notwithstanding the literal language of the Indentures, it is the Company's intention to follow what it believes is the intention of the agreeing parties. Therefore, the following summarizes both the anticipated Mandatory Minimum amounts contained in the Indentures and the interpretation of the Company ("Interpretation"). Under the terms of the Indentures, these Mandatory Minimum amounts are to be reduced by 15% of the portion of amounts due under the Showtime agreement to the extent that the amounts are not received by the Company ("Showtime

Shortfall") until such time as the Banks and/or Sony and, if applicable, the guarantor under the Bank Guarantee are paid in full. Thereafter, the Mandatory Minimums will be reduced by 100% of the Showtime Shortfall.

   Per Indentures

                                Estimated Adjusted Cumulative Minimum Amounts
                                _____________________________________________

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

   Per Interpretation

                                 Estimated Adjusted Cumulative Minimum Amounts
                                             (in thousands)
                                 _____________________________________________

        Fiscal Year Ended
         February 28(29)           May        August      November    February

              1995           $      ----  $      ----  $      ----    $ 27,596
              1996              $ 36,184     $ 44,772     $ 53,360    $ 61,948
              1997              $ 70,911     $ 79,874     $ 88,838    $ 97,802
              1998              $113,636     $129,470     $145,304    $161,140
              1999              $172,040     $182,940     $193,840    $204,741


The Company has made six Net Cash Flow distributions in accordance with the Plan. The distributions were made in November 1992, March 1993, June 1993, December 1993, March 1994, and June 1994, respectively. In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan, a Net Cash Flow distribution was not made for the quarter ended August 31, 1993 because the Company did not generate Net Cash Flow. Because distributions of Net Cash Flow are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan and the agreements entered into in connection with the Plan, no assurance can be made as to the amount, if any, of each future distribution. The following table summarizes and describes the allocation of these distributions in accordance with the Plan (in thousands):

                                             June        March     Fiscal      11/5/92
                                             1994        1994       1994      to 2/28/93    Total
                                           ________    ________   ________    __________  ________

    Third Restated Credit Agreement        $ 14,188    $ 16,229   $ 39,345    $ 28,619    $ 98,381
    Sony Obligation                           5,204       5,952     17,984      10,497      39,637
    Talent Notes (principal and interest)     1,939       2,218      5,733       3,910      13,800
    Creditor Notes                              ---         ---      1,046       1,498       2,544
    10% Subordinated Debentures due 2001        ---         ---        ---         977         977
    Interest on 10% Subordinated
         Debentures due 2001                  1,483       1,697      3,339         519       7,038
                                           ________    ________   ________    __________  ________

                                           $ 22,814    $ 26,096   $ 67,447    $ 46,020    $162,377
                                           ________    ________   ________    __________  ________
                                           ________    ________   ________    __________  ________


Pursuant to the Waiver and Consent dated as of June 30, 1993 under the Third Restated Credit Agreement, $2,600,000 of the portion of the June 1993 distribution payable pursuant to the Plan to the Company's banks was instead paid to Sony. In accordance with the terms of the Plan, all or part of the portion of Net Cash Flow which would otherwise be payable to holders of Creditor Notes for the June 1994, March 1994, December 1993, June 1993 and March 1993 distributions were used to satisfy, in whole or in part, the interest obligation on the 10% Subordinated Debentures. In addition, in accordance with the indenture for the 10% Subordinated Debentures, approximately $898,000 and $525,000, respectively, of the interest due October 1, 1993 and April 1, 1994 related to the 10% Subordinated Debentures was paid by the issuance of additional debentures. Also, in accordance with the Talent Note indenture, all of the interest due for the three-month periods ended August 31, 1993 and November 30, 1993 on the Talent Notes was paid by the issuance of additional notes (approximately $405,000 and $426,000, respectively). The payments on the Sony Obligation have reduced the outstanding amount on the letter of credit supporting such obligation to $40,566,000 at May 31, 1994.

All descriptions of securities above refer to securities issued and in certain cases, estimated amounts of such securities that are yet to be issued, because certain bankruptcy claims have not been resolved.

6.  Income Taxes

The provision for income taxes for the three months ended May 31, 1994 and 1993 consists of the following
(in thousands):
                                               Three Months Ended
                                                     May 31,
                                           _________________________

                                               1994        1993
                                            __________  ___________

           Federal                          $    ----   $    ----
           State and local                        100         100
           Foreign                                200         600
                                            __________  ___________

                                            $     300   $     700
                                            __________  ___________
                                            __________  ___________

These provisions are based, in part, upon estimates of the Company's effective tax rate for the entire year. Only a portion of such provisions are offset by losses from operations, because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur.

Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a change to the "assets and liability method" of accounting for income taxes from the "deferred method" of accounting for income taxes which was required under Accounting Principles Board Opinion No. 11. The Company's results of operations were not impacted by the change in method of accounting for income taxes resulting from the adoption of SFAS 109 in the quarter ended May 31, 1993.

7. Income (Loss) per Common Share

Per-share amounts presented on the Company's condensed consolidated statements of operations for periods ended after the Effective Date are computed by dividing Net income (loss) by the weighted average number of common shares outstanding during each period.

8.  Revenue Information

The sources of the Company's revenues from operations by market for the three months ended May 31, 1994 and 1993 are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company derives significant revenues from the foreign distribution of its theatrical motion pictures and television programming. During the three months ended May 31, 1994 and 1993, the Company generated revenues of $15,421,000 and $22,257,000, respectively, from foreign distribution of such product.

9.  Contingent Liabilities

The Company and its subsidiaries are contingently liable with respect to various matters, including litigation in the ordinary course of business and otherwise. Some of the pleadings in various litigation matters contain prayers for material awards including claims arising after the Filing Date from the determination by the Court (or agreement by parties in interest) to allow claims for certain contingencies and other disputed amounts. Based upon management's review of the underlying facts and circumstances and consultation with counsel, management believes such matters will not result in the allowance by the Court of significant additional liabilities which would have a material adverse effect upon the consolidated financial position or results of operations of the Company with the possible exception of the matter described below.

As previously disclosed in the registrant's prior filings including the Annual Report on Form 10-K for the fiscal year ended February 28, 1994, on October 12, 1990, Hemdale Film Corporation ("Hemdale") filed an action against the Company in the Superior Court for Los Angeles alleging various breaches of the agreements between Hemdale and the Company for distribution of the motion pictures "PLATOON", "HOOSIERS" and "THE TERMINATOR". The plaintiff produced these pictures which the Company released. The complaint seeks an accounting and damages purportedly in excess of $30,000,000 and is based on the allegation that the Company paid Hemdale less than it was due under the agreements, used improper accounting practices, refused to permit Hemdale's representatives to conduct appropriate examinations of the Company's books and records and provided Hemdale with allegedly inaccurate and inadequate settlement statements. On December 10, 1990, the Company filed its answer, denying the material allegations of the complaint, asserting that its accounting practices were accurate in all respects. Hemdale has filed a proof of claim substantially based on the allegations in its complaint. The Company has objected to Hemdale's claim and the estimation hearing on Hemdale's claim has been further adjourned in the Court until September 13, 1994. Therefore, no assurance can be given at this time concerning the ultimate outcome of the Hemdale litigation or the effect thereof, if adverse to the Company. As a result of the Company's chapter 11 filings, it is expected that this case will be tried before the Court.

10.  Liquidity

As described in Note 5 the Company has significant obligations under the Plan. To the extent that the Company generates Net Cash Flow, the Company is required to make principal payments with respect to the Banks and Sony and to holders of its Talent Notes, Creditor Notes and 10% Subordinated Debentures at least quarterly out of Net Cash Flow. Net Cash Flow as defined in the Plan generally provides for the payment of operating costs as incurred. Because distributions are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan, no assurance can be made as to the amount, if any, of each future distribution. See Note 5 for a schedule of the Company's Net Cash Flow payments since the Effective Date.

The Company has to date generated sufficient Net Cash Flow to meet its operating and Plan obligations. However, the poor performance of the Company's pictures released after the Effective Date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse affect on the liquidity of the Company. The Company anticipates that such events will in turn have an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony discussed below in the fiscal year ended February 28, 1995 ("fiscal 1995") and the other Plan obligations discussed below in the fiscal year ended February 29, 1996 ("fiscal 1996").

As described in Note 5, the Company must make certain principal payments to its bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony Obligation in October and November 1994, respectively, and October and November 1995, respectively. The Company does not currently believe that it will generate sufficient Net Cash Flow during the remainder of fiscal 1995 to make the scheduled payment to the Banks and Sony in October and November 1994, respectively. In addition, based upon current estimates of Net Cash Flow, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony, in October and November 1995, respectively. In such events, the Banks may demand payment from the guarantors under the Bank Guarantee and Sony may draw under its letter of credit (if Metromedia does not first cure such payment default), in which case the amount drawn by Sony would become a guaranteed obligation of the guarantors under the Bank Guarantee. Any such payments made by the guarantors under the Bank Guarantee on behalf of the Company to the Banks and/or to Sony would result in such guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company would be obligated to reimburse the amounts paid by the guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such guarantors are reimbursed in full.

In addition, as described in Note 5, the Indentures pursuant to which the Talent Notes and Creditor Notes were issued (the "Indentures") provide that an Event of Default will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") does not exceed the mandatory minimum amounts (the "Mandatory Minimums") specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime Agreement which are not received by the Company because of the Showtime Settlement.

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

Utilizing the Mandatory Minimums contained in the Indentures rather than the interpretation the Company believes reflects the agreement of the parties, the Company, based upon current cash flow projections (which are subject to change), currently anticipates that it would not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold under the Indentures beginning with the quarter ended May 31, 1995 and that accordingly, an Event of Default would occur under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or 40% in aggregate principal amount of either the Talent Notes or the Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes.

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

The Company intends to release its two remaining unreleased films and to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product. Since the Effective Date, the Company has been able to acquire some new product with nonrecourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite nonrecourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system. In addition, the Company will pursue additional nonrecourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a nonrecourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining such nonrecourse financing as described above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. The Company is also currently considering its alternatives in connection with the anticipated payment shortfall to the holders of the Plan Debt including restructuring or refinancing such Plan Debt. Despite these intentions, there can be no assurance that the Company will be able to generate sufficient Net Cash Flow to avoid an Event of Default under its Indentures in fiscal 1996.

                        ORION PICTURES CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


    On December 11 and 12, 1991 (the "Filing Date"), the Company and certain of its subsidiaries filed petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Court"). During the period from the filing date to November 5, 1992 (the "Bankruptcy Period"), the Company operated under a series of Court orders and actively sought to obtain new equity capital and other forms of investment in order to recapitalize. In this regard, the Company filed its "Debtors' Joint Consolidated Plan of Reorganization" as amended July 24, August 7, September 3 and October 20, 1992 (the "Plan") with the Court on July 13, 1992. On October 20, 1992 (the "Confirmation Date"), the Court confirmed the Plan which became effective on November 5, 1992 (the "Effective Date"). The Plan and the Company's reorganization activities are more fully described in "Liquidity and Capital Resources" below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended February 28, 1994 (the "1994 Annual M,D & A") for a further discussion of the Company's Plan of Reorganization and the implications thereof.

RESULTS OF OPERATIONS

During the first quarter of the fiscal year ending February 28, 1995 ("fiscal 1995"), the Company recorded a net loss of $12,104,000 on revenues of $83,757,000. During the first quarter of the preceding year ("fiscal 1994"), the Company recorded a net loss of $16,849,000 on revenues of $39,591,000.

Certain factors should be considered when evaluating the Company's results of operations in the first quarter of both fiscal 1995 and fiscal 1994. First, the Company released three films in the domestic theatrical marketplace in the current quarter, all generating disappointing results. Approximately $5,500,000 of writedowns to estimated net realizable value were required during the current quarter on two of the releases, "THE FAVOR" and "CHINA MOON". The Company released two films in the domestic theatrical marketplace during the first quarter of fiscal 1994. One such title, "MARRIED TO IT" required a writedown to estimated net realizable value of $2,900,000. Second, as previously disclosed in the Company's 1993 and 1994 Forms 10-K, approximately two-thirds and three-quarters, respectively, of the Company's film inventories are stated at amounts approximating their estimated net realizable value and do not result in the recording of gross profit upon recognition of related revenues. A significant portion of recorded revenues in the first quarter of both fiscal 1995 and fiscal 1994 related to such inventory product. Thus, gross profit from profitable pictures (before the effect of the writedowns in the first quarter of both fiscal 1995 and 1994 described above), was insufficient to cover selling, general and administrative and interest costs recognized during each quarter. Finally, the Company incurred approximately $266,000 and $822,000 of costs directly related to the chapter 11 proceedings during the first quarter of fiscal 1995 and fiscal 1994, respectively, that adversely affected results from operations of each quarter.

    Revenues

The following table sets forth the sources of the Company's revenues from operations by market during the first quarter of fiscal 1995 and 1994 (in thousands):

                                                          Three Months Ended
                                                                 May 31,
                                                         ____________________

                                                            1994       1993
                                                         ________    ________

   Theatrical distribution                               $  6,347    $ 13,374
   Television and video distribution:
        Home video direct distribution                     14,902       4,578
        Home video subdistribution                          2,616       2,344
        Pay television                                     43,951       5,909
        Free television and other                          15,941      13,386
                                                         ________    ________

             Total television and video distribution       77,410      26,217
                                                         ________    ________

                                                         $ 83,757    $ 39,591
                                                         ________    ________
                                                         ________    ________

   Theatrical Revenues

Theatrical revenues in the first quarter of fiscal 1995 reflects the poor performance of the three films released in the domestic theatrical market place in this quarter. Together, these films generated approximately $5,000,000 in domestic theatrical revenues. Over 70% of the Company's theatrical revenues in the first quarter of the prior year were derived from the distribution of two films, including "THE DARK HALF" in the domestic theatrical marketplace and "ROBOCOP 3" in the foreign theatrical marketplace. Together, these two films generated approximately $10,000,000 in worldwide theatrical revenues during that quarter.

Of the films unreleased at the Effective Date, the Company has two remaining unreleased in the domestic theatrical marketplace which it plans to release during the third quarter of the fiscal year ending February 28, 1995. The Company's ability to produce or acquire additional product for distribution is limited, therefore, it is anticipated that revenues from theatrical distribution of the Company's two remaining unreleased films will be earned during fiscal 1995 and the Company's revenues after this period will depend entirely on the Company's ability to produce or acquire additional product.

     Home Video Revenues

The distribution of "ROBOCOP 3" in the domestic home video rental market through Orion Home Video ("OHV") accounted for the majority of the Company's home video direct distribution revenues during the current quarter. The distribution of "DANCES WITH WOLVES" in the domestic home video "sell thru" (i.e. lower priced) market through OHV accounted for the majority of the Company's home video direct distribution revenues during the previous year's first quarter. No individual picture generated significant home video subdistribution revenues during the first quarter of fiscal 1995 or 1994.

The Company's home video subdistribution revenue is primarily generated in the foreign market place. Beginning in fiscal 1992, the Company's foreign home video releases began to be distributed under the subdistribution agreement with Sony described in the Company's 1994 Annual Report on Form 10-K for the year ended February 28, 1994. Under the terms of such agreement, which was entered into in February 1990, and amended on November 5, 1992, the Company received a substantial advance against the performance of the 23 pictures (amended from 50 pictures) covered by the agreements. Revenues recorded to date and to be recorded under this agreement in future periods will be less than amounts that would have been recorded under previous performance-based subdistribution agreements due to the receipt of the substantial advance.

Furthermore, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan with regard to the investment in the production of new theatrical product, are likely to continue to have an adverse effect on quarterly revenues in this market for the foreseeable future.

     Pay Television Revenues

During the first quarter of fiscal 1995, nine titles became available for exclusive exhibition in the pay cable market pursuant to a settlement (the "Showtime Settlement") reached with Showtime Networks Inc. ("Showtime") during the quarter as described below. Pay television revenues for the current quarter included approximately $40,000,000 from the recognition of license fees on these titles. As described below, pay television revenues of $11,700,000 for two titles were deferred during the first quarter of fiscal 1994 and $9,700,000 of pay television revenues on two additional titles would have been deferred in the current first quarter if such settlement had not been reached with Showtime.

Note 4 of Notes to Condensed Consolidated Financial Statements ("Note 4") describes the terms of the settlement reached on March 29, 1994 regarding, inter alia, a dispute (defined therein as the "Key Man Dispute") that existed between the Company and Showtime regarding the licensing by Showtime of the 14 pictures theatrically released in the domestic marketplace by the Company in fiscal 1992, 1993 and 1994, and in the first quarter of fiscal 1995, as well as the Company's two remaining unreleased pictures. No revenues related to the licensing to Showtime of these disputed pictures had been recorded pending resolution of this dispute. Such deferral began to have an adverse effect on pay television revenues in the first quarter of fiscal 1993. Note 4 also describes a complaint (defined therein as the "Qualification Dispute") filed by Showtime alleging that Showtime should be permitted to offset approximately $29,300,000 in fees already paid against future license fees due the Company. This matter was also settled under the Showtime Settlement, as described in Note 4.

The Showtime Settlement provides for reduced license fees for the 16 pictures subject to the Key Man Dispute, including an approximate $4,700,000 reduction to approximately $44,700,000 of the license fees that would have been recorded during the first quarter of fiscal 1995 and during fiscal 1994 and 1993 for the nine otherwise available pictures. In addition, the license fees for the seven remaining pictures subject to the Key Man Dispute have been reduced approximately $13,600,000 to approximately $19,300,000. Also, the Showtime Settlement provided for a reduction of $15,000,000 in license fees recorded as revenues in previous periods related to the pictures subject to the Qualification Dispute, which amount was reversed in the fourth quarter of fiscal 1994.

The remainder of the Company's revenue in this market for the first three months of each fiscal year was recorded upon the availability of various titles under certain foreign pay television agreements.

Furthermore, as described above, the current quarter included a one time recognition of significant domestic pay revenues due to the Showtime Settlement. The reduced license fees under the Showtime Settlement, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan with regard to the investment in the production of new theatrical product, are likely to have an adverse effect on quarterly revenues in this market for the foreseeable future.

     Free Television Revenues

The Company's free television revenues in the first quarters of both fiscal 1995 and 1994 were derived primarily from the availability in a number of foreign territories of certain of the Company's theatrical titles. Free television revenues in the fiscal 1995 first quarter also includes fees from the availability to Lifetime of five pictures under the Company's two major agreements with that basic cable network compared to one picture in the previous first quarter. During the first quarter of fiscal 1994, approximately $3,000,000 of revenues were recorded upon the availability of two films to the major networks.

     Gross Profit (Loss)

Gross profit in the first quarter of fiscal 1995 was most favorably affected by the recognition of approximately $40,000,000 of domestic pay television license fees on nine titles pursuant to the Showtime Settlement as described above and in Note 4. These nine titles accounted for approximately $7,000,000 in gross profit during the quarter. Gross profit in the previous year's first quarter was most favorably affected by the recording of revenues upon the availability of "MERMAIDS" and "CADILLAC MAN" to the major networks. These two titles accounted for approximately $1,900,000 in gross profit during that quarter.

The current quarter was most adversely affected by the recording of writedowns to the estimated net realizable value of the carrying amounts of the three first quarter domestic theatrical releases. These writedowns aggregated approximately $6,100,000. In addition, a writedown to estimated net realizable value of approximately $1,000,000 was recorded due to the less-than-previously-expected domestic home video distribution of "ROBOCOP 3". The previous quarter was adversely affected by the recording of approximately $3,000,000 of writedowns to the estimated net realizable value of the carrying amounts of the two domestic theatrical releases during that quarter.

As is done every quarter, the Company performed a review of its inventory of film product and, where appropriate, adjusted values of films in release to reflect current estimates of net realizable value.

As stated in previous publicly-filed reports, the Company has released only 14 theatrical films in the domestic theatrical marketplace since the beginning of fiscal 1992. This reduced release schedule has had an adverse effect on amounts and comparisons of revenues and, consequently, gross profit and is expected to continue to have an adverse effect on such comparisons in future periods. Furthermore, as previously disclosed in the Company's 1993 and 1994 Form 10-K's, approximately two-thirds and three-quarters of the Company's film inventories are stated at estimated net realizable value and do not result in the recording of gross profit upon the recognition of related revenues.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended May 31, 1994 increased $861,000 (17%) from $5,188,000 in the preceding year's first quarter to $6,049,000 in the current year's first quarter. This increase is largely attributed to increased costs in the current effort to downsize and streamline the Company's management information systems and such costs are expected to decrease with the completion of such projects.

     Chapter 11 Reorganization Items

The Company charged approximately $266,000 and $822,000 of direct expenses of administering the chapter 11 filing, particularly professional fees, to operations during the quarters ended May 31, 1994 and 1993, respectively.

     Interest Expense

Interest expense for the three months ended May 31, 1994 decreased $1,181,000 (14%) from the previous year's quarter from $8,336,000 to $7,155,000. Such decrease primarily reflects reduced interest charges on lower outstanding debt balances as principal payments continue to reduce the Company's debt. In addition, interest expense for the current quarter includes a nonrecurring credit of approximately $526,000 representing interest earned by the Company on escrowed funds received in connection with the Showtime Settlement described above.

     Provision for Income Taxes

The provision for income taxes on operations in the first quarter of both fiscal 1994 and fiscal 1995 are partially based on an estimate of the effective tax rate for the entire year. Only a portion of the provisions are offset by losses from operations because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur. The provision for income taxes for the three months ended May 31, 1994 and 1993 are attributable to foreign remittance taxes and minimum state taxes.

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

Before the filing of the Company's petitions under chapter 11, the Company had as an operating plan to release each year approximately 12 to 15 theatrical motion pictures which the Company fully or substantially financed. Prior to the filing, all new production was halted leaving the Company with only 12 largely completed but unreleased motion pictures at the Filing Date. In addition, under the Plan, the Company's ability to produce or invest in new theatrical product is severely limited as described above. Accordingly the Company released four, three, and four theatrical motion pictures in the domestic marketplace in fiscal 1994, 1993, and 1992, respectively. Three motion pictures were released domestically in the first quarter of fiscal 1995, and the two remaining unreleased pictures will be released later in fiscal 1995. This reduced release schedule described above is likely to have an adverse impact on results of operations for the foreseeable future. Furthermore, as described in Note 4, approximately three-quarters of the Company's film inventories at February 28, 1994 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. Accordingly, selling, general and administrative costs and interest expense in future periods are likely to exceed gross profit recognized in each period, which will result in the reporting of net losses for financial reporting purposes for the foreseeable future.

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

To the extent that the Company generates Net Cash Flow, the Company is required to make principal payments with respect to the Banks and Sony and to its holders of its Talent Notes, Creditor Notes and 10% Subordinated Debentures at least quarterly out of Net Cash Flow. Net Cash Flow as defined in the Plan generally provides for the payment of operating costs as incurred. Because distributions are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan, no assurance can be made as to the amount, if any, of each future distribution. See Note 5 of Notes to Condensed Consolidated Financial Statements ("Note 5"), for a schedule of the Company's Net Cash Flow payments since the Effective Date.

The Company has to date generated sufficient Net Cash Flow to meet its operating and Plan obligations. However, the poor performance of the Company's pictures released after the Effective date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse affect on the liquidity of the Company. The Company anticipates that such events will in turn have an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony discussed below in the fiscal year ended February 28, 1995 ("fiscal 1995") and the other Plan obligations discussed below in the fiscal year ended February 29, 1996 ("fiscal 1996").

As described in Note 5, the Company must make certain principal payments to its bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony Obligation in October and November 1994, respectively, and October and November 1995, respectively. The Company does not currently believe that it will generate sufficient Net Cash Flow during the remainder of fiscal 1995 to make the scheduled payment to the Banks and Sony in October and November 1994, respectively. In addition, based upon current estimates of Net Cash Flow, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony, in October and November 1995, respectively. In such events, the Banks may demand payment from the guarantors under the Bank Guarantee and Sony may draw under its letter of credit (if Metromedia does not first cure such payment default), in which case the amount drawn by Sony would become a guaranteed obligation of the guarantors under the Bank Guarantee. Any such payments made by the guarantors under the Bank Guarantee on behalf of the Company to the Banks and/or to Sony would result in such guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company would be obligated to reimburse the amounts paid by the guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such guarantors are reimbursed in full.

In addition, as described in Note 5, the Indentures pursuant to which the Talent Notes and Creditor Notes were issued (the "Indentures") provide that an Event of Default will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of Talent Notes, Creditors Notes and 10% Subordinated Debentures (the "Plan Debt") does not exceed the mandatory minimum amounts (the "Mandatory Minimums") specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime Agreement which are not received by the Company because of the Showtime Settlement.

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

Utilizing the Mandatory Minimums contained in the Indentures rather than the interpretation the Company believes reflects the agreement of the parties, the Company, based upon current cash flow projections (which are subject to change), currently anticipates that it would not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold under the Indentures beginning with the quarter ended May 31, 1995 and that accordingly an Event of Default would occur under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or 40% in aggregate principal amount of either the Talent Notes or the Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. Notwithstanding the literal language of the Indentures, the Company believes, however, that no such Event of Default should occur because the language set forth in the Indentures does not reflect the intention of the Company and the representatives of the Plan Debt who negotiated such provisions and accordingly that no acceleration of the Notes should occur on such quarterly date. Utilizing the Company's view that the agreement of the parties is not reflected in the language of the Indentures and that the Indentures should be reformed to set forth quarterly Mandatory Minimum thresholds for each fiscal quarter, the Company nevertheless currently believes, based upon current cash flow projections (which are subject to change), that it will not generate sufficient Net Cash Flow to satisfy such reformed quarterly Mandatory Minimums at the quarter ended August 31, 1995. In order to meet the Company's anticipated shortfall, the Company must obtain a waiver, refinance its existing Plan Debt, or obtain additional sources of financing including those described below. If the Company cannot satisfy the Mandatory Minimum thresholds at the quarter ended August 31, 1995, on such date an Event of Default would occur under the Indentures, which in turn could cause an acceleration of such Notes as described above. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code.
As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1995, however, the Company believes it will have sufficient liquidity to meet its obligations through fiscal 1995 except for its obligations to the Banks and Sony, which obligations become guaranteed obligations under the Bank Guarantee as described above.

The Company intends to release its two remaining unreleased films and to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product. Since the Effective Date, the Company has been able to acquire some new product with nonrecourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite nonrecourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system. In addition, the Company will pursue additional nonrecourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a nonrecourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining nonrecourse financing as described above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. The Company is also currently considering its alternatives in connection with the anticipated payment shortfall to the holders of the Plan Debt including restructuring or refinancing such Plan Debt. Despite these intentions, there can be no assurance that the Company will be able to generate sufficient Net Cash Flow to avoid an Event of Default under its Indentures in fiscal 1996.

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

     2. The Litigation-Based Claims

     Mace Neufeld Productions, Inc. and Mace Neufeld v. Orion Pictures Corporation, et al., (United States District Court, Central District of California, Civ. Action No. CV-85-7149-ER (Bx)); Mace Neufeld Productions, Inc. and Mace Neufeld v. Orion Pictures Corporation, et al., (Los Angeles County Superior Court, Western District, Case No. WEC 100794). The Honorable Burton R. Lifland, Chief Bankruptcy Judge of the United States District Court for the Southern District of New York, has transferred the Mace Neufeld estimation proceedings to the Honorable Stuart Bernstein of the United States Bankruptcy Court for the Southern District of New York. The estimation hearing on the Mace Neufeld claims has been adjourned to July 28, 1994. Settlement negotiations are ongoing.

     Hemdale Film Corporation v. Orion Pictures Corporation, (Los Angeles County Superior Court, Case No. RCO12594). The estimation hearing on the Hemdale claim has been further adjourned to September 13, 1994.

     Pacific Western Productions, Inc., et al. v. Hemdale Film Corporation and Orion Pictures Corporation, et al., (Los Angeles County Superior Court, Case No. RCO12873). The estimation hearing on the Pacific Western claim has been further adjourned to September 13, 1994.

     Paradise Films, Inc. v. Orion Pictures Corporation and Orion Pictures Distribution Corporation, (Los Angeles County Superior Court, Case No. BC
038330).   The estimation hearing on the Paradise claim has been further adjourned to September 13, 1994.  Settlement negotiations are ongoing.

     Sharon Badal v. Orion Pictures Corporation, (United States District Court, Southern District Court, Southern District of New York, Case No.
91 Civ. 4288). The estimation hearing on the Badal claim has been further adjourned to September 13, 1994.

     Bruno Damon v. Orion Pictures Corporation, Island Helicopter Leasing Corporation and A.G.S. Realty Holding Corp., (N.Y. Sup. Ct. Index No. 34167/91) (the "Damon Action"). The estimation hearing for the Damon claim has been further adjourned to September 13, 1994. Settlement negotiations are ongoing.

     Bayer Cadillac, Inc., Plaintiff, v. Cad Co. Productions, Inc., Orion Pictures Corporation and Ted Kurdyla, Supreme Court of the State of New York, County of Queens. The Bayer Cadillac claim has been expunged by the United States Bankruptcy Court for the Southern District of New York on the basis that the claim was filed late, after the May 29, 1992 bar date.

     Antitrust and Similar Proceedings - Joseph Soffer d/b/a Cine 1-2-3-4
v. Orion Pictures Distribution Corporation, et al., (United States District Court for the District of Connecticut). The estimation hearing for the Soffer claim has been adjourned without date. The Movie v. Orion Pictures Distribution Corporation, Orion Classics, et al., (United States District Court for the Northern District of California, Case No. C86-203-90RPA). Counsel for the Company have been informed that the underlying litigation involving The Movie has been settled. The estimation hearing for The Movie Claim has been further adjourned to September 13, 1994.

     3. Showtime Litigation.

    As described in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company and Showtime were parties to several litigations. The parties entered into a settlement agreement (the "Showtime
Settlement") which was approved by the bankruptcy court on March 17, 1994 and which became effective on March 29, 1994.

    Pursuant to the Showtime Settlement, the Company and Showtime agreed inter alia to the following: (i) upon entry of the Bankruptcy Court's order approving settlement and the lapse of the relevant appeal period, they would dismiss with prejudice the Key Man Dispute from all courts where such litigations are currently pending; (ii) to amend the existing agreement ("Old Agreement") to reflect the settlement reached by the parties; and (iii) to enter into a new exclusive output agreement to cover certain qualifying new product produced or acquired by the Company and certain of its affiliates and certain existing product in the Company's film library (the "New Agreement"). Such amendment to the Old Agreement and the New Agreement became effective on March 29, 1994. As contemplated by the amendment to the Old Agreement (the "Amendment") and the New Agreement, Showtime will pay the Company, subject to all of the terms and conditions of the Amendment and the New Agreement and after giving effect to the settlement of the Qualification Dispute, the aggregate amount of approximately $56,000,000 (the "Settlement Amount"), which amount represents: (i) final payments for films previously exhibited by Showtime;
(ii) adjusted payments for the 16 films that were the subject of the Key Man Dispute (provided that the yet unreleased films of such 16 films qualify under the terms of the Old Agreement, as amended); and (iii) under the New Agreement, license fees for library product.

    4. The Derivative Action

    Harvey Cooper, Derivatively on behalf of Orion Pictures Corporation, Plaintiff, v. John W. Kluge, Stuart Subotnick, Metromedia Company, a Partnership, and Does 1 through 100 Inclusive, Defendants, and Orion Pictures Corporation, Nominal Defendant, Bankr. Adversary Proceeding No. 93-9592A (Bankr. S.D.N.Y.) (the "Cooper Action"). On April 29, 1994, the United States District Court for the Southern District of New York (Owen, J., presiding) entered its decision granting the Company's motion and dismissing Cooper's appeal. On or about May 31, 1994, Cooper filed notice to appeal to the United States Court of Appeals for the Second Circuit. The Court has set a briefing schedule and argument of the appeal may be heard by a panel of the Second Circuit as early as the week of September 12, 1994.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted during the first quarter of the fiscal year ended May 31, 1994 to a vote of the holders of the Company's Common Stock, through the solicitation of proxies or otherwise. The Company filed with the SEC on June 27, 1994 the Proxy Statement for its 1994 Annual Meeting of Stockholders.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    10.23 - Loan agreement dated as of June 20, 1994 between the Company and Metproductions, Inc.

    10.24 - Employment agreement dated as of December 1992, between the Company and Susan Blodgett

    11     - Statement Re: computation of per-share earnings


    (b) Reports on Form 8-K

The Registrant filed no Current Reports on Form 8-K during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ORION PICTURES
CORPORATION
                                                   (Registrant)



Dated:     July 15, 1994                           \s\ Cynthia A. Friedman

                                                   Cynthia A. Friedman
                                                   Senior Vice President and
                                                   Chief Financial Officer