Form 10-Q
period 1994-08-31
ORION PICTURES CORP
filed 1994-10-17
CIK 35590

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549


                     Form 10-Q


(Mark One)
[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended:  August 31, 1994
                        OR
[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to
_______________


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

Number of shares of Common Stock outstanding as of October 14,
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


Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations

PART II - OTHER INFORMATION

          PART I - FINANCIAL INFORMATION







                         ORION PICTURES CORPORATION
             Condensed Consolidated Statements of Operations
                 (in thousands, except per-share amounts)
                                (unaudited)





                    Three Months Ended               Six Months Ended
                       August 31,                       August 31,
                    ------------------             ------------------
                       1994       1993                1994       1993
                     ------      -----               -----      -----

Revenues             $29,487   $ 30,632           $113,244    $ 70,223
Cost of rentals       32,844     46,548            114,935      87,942
                     -------   --------           --------    --------

Gross profit (loss)   (3,357)   (15,916)            (1,691)    (17,719)

Other costs and expenses:
Selling, general and
administrative         5,134      5,367              11,183     10,555
Interest, net          7,266      8,231              14,421     16,567
                      ------     ------             -------    -------

Loss before chapter 11
reorganization items
and provision for
income taxes         (15,757)   (29,514)            (27,295)   (44,841)

Chapter 11 reorganization
items                    123        391                 389      1,213
                     -------     -------             -------    ------
Loss before provision
for income taxes     (15,880)   (29,905)            (27,684)   (46,054)

Provision for income
taxes                    400         300                700      1,000
                     -------     -------             ------     ------

Net loss            $(16,280)   $(30,205)          $(28,384)  $(47,054)
                    =========   =========          =========  =========

Loss per common
share                 $( .81)   $(  1.51)          $ ( 1.42)  $ ( 2.35)
                    =========   =========          =========  =========

Number of common and
common equivalent
shares entering
into computation       20,000      20,000             20,000    20,000
                    =========  ==========          =========  ========


See accompanying Notes to Condensed Consolidated Financial
Statements

                     ORION PICTURES CORPORATION
               Condensed Consolidated Balance Sheets
                          (in thousands)
                           (unaudited)


                                      August 31,          February 28,
                                         1994                 1994
                                      ----------          ------------

  ASSETS:

Cash and cash equivalents               $21,580            $  37,114
Accounts receivable, net                 78,772               81,981
Film inventories                        296,758              367,152
Other assets                             19,000               21,767
                                        -------             --------

                                       $416,110            $ 508,014
                                       ========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:


Accounts payable                       $  1,703             $  1,681
Accrued expenses                         36,558               40,906
Participations and residuals             46,402               50,595
Notes and subordinated debt             235,424              274,501

Deferred revenues                        82,604               98,528

Shareholders' equity:
Common stock                              5,000                5,000
Paid-in surplus                         265,811              265,811
Accumulated deficit                    (257,392)            (229,008)
                                       ---------            --------

Total shareholders' equity               13,419               41,803
                                       --------             --------


                                     $  416,110           $  508,014
                                     ==========           ==========






See accompanying Notes to Condensed Consolidated Financial
Statements

                        ORION PICTURES CORPORATION
              Condensed Consolidated Statements of Cash Flows
                             (in thousands)
                              (unaudited)



                                                       Six Months Ended
                                                           August 31,
                                                       -----------------
                                                       1994          1993
                                                       ----          ----
Operations:
Loss before chapter 11 reorganization
items and provision for income taxes               $ (27,295)     $ (44,841)
Provision for income taxes                              (700)        (1,000)
                                                     --------       --------
Loss exclusive of chapter 11 reorganization items    (27,995)       (45,841)
Adjustments to reconcile loss exclusive
of chapter 11 reorganization items
to cash provided by operations exclusive
of chapter 11 reorganization items:
Amortization of film costs                             89,435        70,500
Decrease in accounts receivable                         3,209        26,086
     Decrease in accounts payable and
  accrued expenses                                     (3,801)     ( 6,194)
Accrual of participations and residuals                14,855        4,714
Payments of participations and residuals              (19,048)     (17,909)
Decrease in deferred revenues                         (15,924)     ( 6,850)
Other, net                                              8,664       10,020
                                                       ------       ------
Cash provided by operations
exclusive of chapter 11 reorganization items           49,395       34,526
Payments of chapter 11 reorganization items              (389)      (1,674)
                                                       ------       ------
Cash provided by operations                            49,006       32,852

Investment activities:
Investment in film inventories                        (19,041)     (34,029)
Other                                                      67        4,062
                                                       ------       ------
Cash used in investment activities                    (18,974)     (29,967)

Financing activities:
Payments on notes and subordinated debt               (45,566)     (60,219)
                                                       ------       ------
Cash used in financing activities                     (45,566)     (60,219)

Increase (decrease) in cash                           (15,534)     (57,334)
Cash and cash equivalents at beginning of period       37,114       77,539
                                                       ------       ------

Cash and cash equivalents at end of period           $ 21,580     $ 20,205
                                                     ========     ========




See accompanying Notes to Condensed Consolidated Financial
Statements

                        ORION PICTURES CORPORATION

          Notes to Condensed Consolidated Financial Statements
                                (unaudited)



1.  Introduction

The accompanying interim condensed consolidated financial statements of Orion Pictures Corporation and its subsidiaries (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K (the "1994 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of August 31, 1994, the results of its operations for the three and six-month periods ended August 31, 1994 and 1993 and its cash flows for the six-month periods ended August 31, 1994 and 1993 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

3.  Chapter 11 Reorganization Costs

The Company has applied the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants ("SOP 90-7") to account for the effects of operating in a chapter 11 environment during the bankruptcy period. SOP 90-7 requires direct costs of administering the chapter 11 filing, particularly professional fees, to be expensed as incurred. Accordingly, Chapter 11 reorganization items presented on the Condensed Consolidated Statements of Operations for the three and six-month periods ended August 31, 1994 and 1993 is comprised primarily of legal fees incurred during those periods. Direct costs of administering the chapter 11 filing are expected to continue until all claims and related litigation are resolved.

4.  Film Inventories

The following is an analysis of film inventories (in thousands):

                            August 31,  February 28,
                               1994         1994
Theatrical films:
Released                   $ 265,946    $ 305,560
Completed and unreleased       19,978      50,204
Television programs:
Released                      10,834       11,388
                           $ 296,758    $ 367,152

In late December 1991, the Company received a notice from Showtime Networks, Inc. ("Showtime") stating that Showtime believed that the Company had not complied with the so-called "key man clause" in the Company's exclusive film licensing agreement with Showtime and, accordingly, that Showtime would not license the 16 pictures theatrically released in the domestic marketplace during fiscal 1992, 1993 and 1994 and the first and third quarters of fiscal 1995, (the "Key Man Dispute"). License fees under the Showtime agreement for these sixteen films were expected to aggregate approximately $77,000,000. After a review of the underlying facts and circumstances and consultation with counsel, the Company advised Showtime that the Company had complied with the key man clause in the Showtime agreement, that failure to accept delivery of the product rejected by Showtime constituted Showtime's default under the agreement and that the Company intended to pursue all available remedies to realize the domestic pay television license fees due under the Showtime agreement.

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

On May 6, 1993, the Company was served with a complaint from Showtime alleging that Showtime should be permitted to offset approximately $29,300,000 in fees plus interest against future license fees due the Company under the Showtime agreement (the "Qualification Dispute"). Showtime claimed that the Company did not meet the qualification criteria on eight films, one of which is already included in the disputed pictures under the Key Man Dispute described above.

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

Approximately three-quarters of the Company's film inventories at August 31, 1994 and at February 28, 1994 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods.

Since the date of the Company's quasi-reorganization (February 28, 1982), when the Company's inventories were restated to reflect their then current market value, the Company has amortized 91% of the gross cost of its film inventories, including those produced subsequent to the quasi-reorganization. Approximately 96% of such gross film inventory costs will have been amortized by August 31, 1997. Due to the restrictions of the Plan, the Company has not produced significant incremental inventory. Therefore, as the existing inventory moves into the ancillary markets and is not replaced by significant recent inventory, a greater percentage of the future revenue estimate will occur subsequent to the first three years. Consequently, as of August 31, 1994, approximately 57% of the unamortized balance of film inventories currently in release and to be released will be amortized within the next three-year period based upon the Company's revenue estimates at that date. However, such amortization is expected to exceed 60% within one additional year (a four-year period).

5.  Notes and Subordinated Debt

Notes and subordinated debt is comprised of the following (in thousands):

                                                August 31,     February 28,
                                                   1994            1994
                                                ---------      -----------

Notes payable to banks pursuant to
the Third Amended and Restated
Credit Agreement ("Third Restated
Credit Agreement")                               $ 92,445        $ 122,862

Talent Notes due 1999, net
of unamortized discounts
of $9,359 and $9,995                               26,875           29,349

Creditor Notes due 1999, net
of unamortized discounts
of $24,854 and $27,722                             37,686           34,820

Non-interest bearing payment
obligation to Sony,
net of unamortized discounts
of $1,811 and $2,783                               28,551          38,735

Other guarantees and contracts
payable, net of
unamortized discounts
of $3,286 and $3,634                                8,763           9,297
                                                  -------         -------

Total notes payable                             $ 194,320       $ 235,063

10% Subordinated Debentures
due 2001, net of unamortized
discounts of $9,342 and $10,483                    41,104          39,438
                                                 --------        --------


Total notes and subordinated debt               $ 235,424       $ 274,501
                                                =========       =========




Approximately $190,826,000 was outstanding under the Third Restated Credit Agreement on the Effective Date of the Plan (Note 2). Such amount has been reduced through repayments to approximately
$80,945,000 at September 30, 1994 which matures as follows (in thousands):

                    October 20
                    ----------
                       1994               $ 16,729
                       1995                 64,216
                                          --------
                                          $ 80,945
                                          ========

Notwithstanding the above maturity schedule, and to the extent that the Company generates positive net cash flow (as defined in the Third Restated Credit Agreement) ("Net Cash Flow") for the immediately preceding period, the Company is required to make principal payments of amounts outstanding under the Third Restated Credit Agreement at least quarterly during the period from the Effective Date to October 20, 1995, in amounts approximating 62% of the Company's Net Cash Flow. In addition, in connection with consummation of the Plan, Metromedia Company ("Metromedia"), the Company's principal shareholder, and an affiliate of Metromedia (collectively, the "Guarantors") guaranteed the payment of substantially all of the Company's payment obligations under the Third

Restated Credit Agreement pursuant to a bank guarantee (the
"Bank Guarantee"). In the event the Guarantors make any payments under the Bank Guarantee, the Company has agreed to reimburse such party pursuant to a reimbursement agreement out of the portion of Net Cash Flow allocated to the Banks (62%) and Sony (23%) following payment in full of the Banks and Sony. The Company currently anticipates that the Guarantors will be required to make a payment under the Bank Guarantee on October 20, 1994.

In accordance with the terms of the Plan, the Company had a $70,000,000 non-interest bearing payment obligation to Sony at the Effective Date (the "Sony Obligation"). The Sony Obligation is payable pari passu with amounts payable under the Third Restated Credit Agreement described above, and is backed up by a letter of credit issued pursuant to the Third Restated Credit Agreement. Such amount has been reduced through repayments to approximately $26,144,000 at September 30, 1994 which matures as follows (in thousands):

                    November 5
                    ----------

                    1994    $  6,144
                    1995      20,000
                              ------
                            $ 26,144
                              ======


Notwithstanding the above maturity schedule and to the extent that the Company generates positive Net Cash Flow for the immediately preceding period, the Company is required to make principal payments of amounts outstanding for the obligation to Sony at least quarterly during the period from the Effective Date to November 5, 1995 in an amount approximating 23% of the Company's Net Cash Flow. To the extent the Company fails to repay such amounts on a timely basis, Sony may draw under the letter of credit issued in its favor after giving notice and an opportunity to cure to the Guarantors under the Bank Guarantee. In the event Sony does draw under the letter of credit issued in its favor, such amount would become an obligation of the Company under the Third Restated Credit Agreement and guaranteed pursuant to the Bank Guarantee. The Company currently anticipates that the Guarantors under the Bank Guarantee will be required to make a payment to Sony on or about November 5, 1994.

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

Per Indentures
- - - --------------

                  Estimated Adjusted Cumulative Minimum Amounts
                  ---------------------------------------------
                                 (in thousands)

Fiscal Year Ended
February 28(29)           May        August      November     February
- - - -----------------         ---        ------      --------     --------


    1995              $  ----      $   ----     $  ----      $ 27,596
    1996              $ 61,948     $ 61,948     $ 61,948     $ 61,948
    1997              $ 97,802     $ 97,802     $ 97,802     $ 97,802
    1998              $161,140     $161,140     $161,140     $161,140
    1999              $204,741     $204,741     $204,741     $204,741



Per Interpretation

                     Estimated Adjusted Cumulative Minimum Amounts
                     ---------------------------------------------
                                    (in thousands)

Fiscal Year Ended
February 28(29)          May        August      November     February
- - - -----------------        ---        ------      --------     --------

   1995              $   ----     $   ----     $   ----     $ 27,596
   1996              $ 36,184     $ 44,772     $ 53,360     $ 61,948
   1997              $ 70,911     $ 79,874     $ 88,838     $ 97,802
   1998              $113,636     $129,470     $145,304     $161,140
   1999              $172,040     $182,940     $193,840     $204,741



The Company has made seven Net Cash Flow distributions in accordance with the Plan. The distributions were made in November 1992, March 1993, June 1993, December 1993, March 1994, June 1994,
and September 1994, respectively. In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan, a Net Cash Flow distribution was not made for the quarter ended August 31, 1993 because the Company did not generate Net Cash Flow. Because distributions of Net Cash Flow are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan and the agreements entered into in connection with the Plan, no assurance can be made as to the amount, if any, of each future distribution. The following table summarizes and describes the allocation of these distributions in accordance with the Plan (in thousands):

                                           September      June        March      Fiscal    11/5/92
                                             1994         1994        1994        1994    to 2/28/93       Total
                                           --------       ----        -----      ------    --------        -----


Third Restated Credit Agreement             $ 11,500    $ 14,188   $ 16,229     $ 39,345   $ 28,619      $109,881
Sony Obligation                                4,218       5,204      5,952       17,984     10,497        43,855
Talent Notes (principal and interest)          1,572       1,939      2,218        5,733      3,910        15,372
Creditor Notes                                   164         ---        ---        1,046      1,498         2,708
10% Subordinated Debentures due 2001             ---         ---        ---          ---        977           977
Interest on 10% Subordinated
     Debentures due 2001                       1,037       1,483      1,697        3,339        519         8,075
                                             -------      ------     ------        -----

                                            $ 18,491    $ 22,814   $ 26,096     $ 67,447   $ 46,020      $180,868



Pursuant to the Waiver and Consent dated as of June 30, 1993 under the Third Restated Credit

Agreement, $2,600,000 of the portion of the June 1993 distribution payable pursuant to the Plan to the Company's banks was instead paid to Sony. In accordance with the terms of the Plan, all or part of the portion of Net Cash Flow which would otherwise be payable to holders of Creditor Notes for the September 1994, June 1994, March 1994, December 1993, June 1993 and March 1993 distributions were used to satisfy, in whole or in part, the interest obligation on the 10% Subordinated Debentures. In addition, in accordance with the indenture for the 10% Subordinated Debentures, approximately $898,000 and $525,000, respectively, of the interest due October 1, 1993 and April 1, 1994 related to the 10% Subordinated Debentures was paid by the issuance of additional debentures. Also, in accordance with the Talent Note indenture, all of the interest due for the three-month periods ended August 31, 1993 and November 30, 1993 on the Talent Notes was paid by the issuance of additional notes (approximately $405,000 and $426,000, respectively). The payments on the Sony Obligation have reduced the outstanding amount on the letter of credit supporting such obligation to $31,144,000 at September 30, 1994.

All descriptions of securities above refer to securities issued and in certain cases, estimated amounts of such securities that are yet to be issued, because certain bankruptcy claims have not been resolved.


6.  Income Taxes

The provision for income taxes for the three and six months ended
August 31, 1994 and 1993 consists of the following (in thousands):

                        Three Months Ended               Six Months Ended
                            August 31                        August 31
                        ------------------               ----------------

                         1994         1993               1994        1993
                        -----        -----               ----        ----

Federal              $      -     $      -           $      -     $     -
State and local             -            -                100         100
Foreign                   400          300                600         900
                          ---          ---                ---         ---

                       $  400       $  300             $  700      $1,000
                       ======       ======             ======      ======


These provisions are based, in part, upon estimates of the Company's effective tax rate for the entire year. Only a portion of such provisions are offset by losses from operations, because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur.

7. Loss Per Common Share

Per-share amounts presented on the Company's condensed consolidated statements of operations for periods ended after the Effective Date are computed by dividing Net income (loss) by the weighted average number of common shares outstanding during each period.

8.  Revenue Information

The sources of the Company's revenues from operations by market for the three and six-month periods ended August 31, 1994 and 1993 are set forth in "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

The Company derives significant revenues from the foreign distribution of its theatrical motion pictures and television programming. During the three months ended August 31, 1994 and 1993, the Company generated revenues of $11,898,000 and $18,875,000, respectively, from foreign distribution of such product. During the six-month period ended August 31, 1994 and 1993, the Company generated foreign distribution revenues of $27,319,000 and $41,132,000, respectively.

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

As previously disclosed in the registrant's prior filings including the Annual Report on Form 10-K for the fiscal year ended February 28, 1994, on October 12, 1990, Hemdale Film Corporation ("Hemdale") filed an action against the Company in the Superior Court for Los Angeles alleging various breaches of the agreements between Hemdale and the Company for distribution of the motion pictures "PLATOON", "HOOSIERS" and "THE TERMINATOR". The plaintiff produced these pictures which the Company released. The complaint seeks an accounting and damages purportedly in excess of $30,000,000 and is based on the allegation that the Company paid Hemdale less than it was due under the agreements, used improper accounting practices, refused to permit Hemdale's representatives to conduct appropriate examinations of the Company's books and records and provided Hemdale with allegedly inaccurate and inadequate settlement statements. On December 10, 1990, the Company filed its answer, denying the material allegations of the complaint, asserting that its accounting practices were accurate in all respects. Hemdale has filed a proof of claim substantially based on the allegations in its complaint. The Company has objected to Hemdale's claim and the estimation hearing on Hemdale's claim has been further adjourned in the Court until November 14, 1994. Therefore, no assurance can be given at this time concerning the ultimate outcome of the Hemdale litigation or the effect thereof, if adverse to the Company. As a result of the Company's chapter 11 filings, it is expected that this case will be tried before the Court.

10. Proposed Transaction

On August 31, 1994, the Company, the Actava Group Inc. ("Actava"), MCEG Sterling Incorporated ("Sterling"), International Telcell, Inc. ("ITI") and Metromedia International Inc. ("MII"; and together with ITI, "Metromedia International Telecommunications, Inc." or "MITI") signed letters of intent to combine the foregoing companies (the "Proposed Transaction") into a new company to be called "Metromedia International Group, Inc." MITI is an affiliate of Metromedia, the Company's principal shareholder.

Under the terms of the Proposed Transaction, as set forth in the nonbinding letters of intent, each share of the Company's common stock would be exchanged for
0.57143 shares of Actava common stock or its equivalent, each share of Sterling common stock will be converted into Actava common stock or its equivalent at the same
0.57143 exchange ratio and each share of MITI common stock would be converted into 5.5614 shares of Actava common stock or its equivalent. The foregoing exchange ratios will be subject to certain adjustments depending on the trading range of Actava common stock. As a result of the Proposed Transaction, it is currently anticipated that Actava (based upon market prices on the dates the letters of intent were executed, and assuming Actava is the surviving entity in the Proposed Transaction) would issue an additional approximately 21,500,000 shares of common stock. Actava currently has approximately 18,335,186 shares of common stock outstanding. The Actava common stock to be issued to the Company's, Sterling's and MITI's shareholders in connection with the Proposed Transaction will be identical to the shares of Actava common stock currently outstanding, except that the shares of common stock issued to Metromedia and its affiliates will be entitled to three votes per share. It is currently anticipated that Metromedia and its affiliates would control in excess of 50% of the voting power of the surviving entity as a result of the stock exchanges contemplated by the Proposed Transaction.

Metromedia International Group, Inc. will be managed by a three person Office of the Chairman consisting of John W. Kluge, the Company's current Chairman of the Board as Chairman, Stuart Subotnick, the Company's current Vice Chairman as Vice Chairman and John D. Phillips, President and Chief Executive Officer of Actava, as President.

The closing of each transaction included in the Proposed Transaction is contingent upon the closing of each other transaction included in the Proposed Transaction. The consummation of the Proposed Transaction is subject, among other things, to the successful negotiation and execution of definitive agreements, approval of the Proposed Transaction by the Boards of Directors and shareholders of Actava, the Company, Sterling, and MITI, the completion of satisfactory due diligence investigations by each of the parties to the Proposed Transaction, the receipt of all required lender consents, the successful refinancing of the currently outstanding amounts owed to the Company's debtholders (the Banks, Sony, Holders of Talent Notes, Creditor Notes and 10% Subordinated Debentures), and the receipt of all required regulatory approvals, including approval with respect to the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

The Company has been named a defendant in two separate lawsuits regarding the Proposed Transaction. See "Part II - Other
Information - Item 1 - Legal Proceedings"

11.  Liquidity

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

The Company has to date generated sufficient Net Cash Flow to meet its operating and Plan obligations. However, the poor performance of the Company's pictures released after the Effective Date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse effect on the liquidity of the Company. The Company anticipates that such events will in turn have an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony discussed below in the fiscal year ended February 28, 1995 ("fiscal 1995") and the other Plan obligations discussed below in the fiscal year ended February 29, 1996 ("fiscal 1996").

As described in Note 5, the Company must make certain principal payments to its bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony Obligation in October and November 1994, respectively, and October and November 1995, respectively. The Company will not generate sufficient Net Cash Flow to make the scheduled payments to the Banks and Sony in October and November 1994, respectively, and accordingly, it anticipates that the Guarantors under the Bank Guarantee will be obligated to make certain payments to such parties. In addition, based upon current estimates of Net Cash Flow, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony, in October and November 1995, respectively. In such events, the Banks may demand payment from the Guarantors under the Bank Guarantee and Sony may draw under its letter of credit (if Metromedia does not first cure such payment default), in which case the amount drawn by Sony would become a guaranteed obligation of the Guarantors under the Bank Guarantee. Any such payments made by the Guarantors under the Bank Guarantee on behalf of the Company to the Bank and/or to Sony would result in such Guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company would be obligated to reimburse the amounts paid by the Guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such Guarantors are reimbursed in full.

In addition, as described in Note 5, the Indentures pursuant to which the Talent Notes and Creditor Notes were issued (the "Indentures") provide that an event of default ("Event of Default") will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") does not exceed the mandatory minimum amounts (the "Mandatory Minimums") specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime Agreement which are not received by the Company because of the Showtime Settlement.

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

Utilizing the Mandatory Minimums contained in the Indentures rather than the interpretation the Company believes reflects the agreement of the parties, the Company, based upon current cash flow projections (which are subject to change), currently anticipates that it would not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold under the Indentures beginning with the quarter ended May 31, 1995 and that accordingly, an Event of Default would occur under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or 40% in aggregate principal amount of either the Talent Notes or the Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. Notwithstanding the literal language of the Indentures, the Company believes, however, that no such Event of Default should occur because the language set forth in the Indentures does not reflect the intention of the Company and the representatives of the Plan Debt who negotiated such provisions and accordingly that no acceleration of the Notes should occur on such quarterly date. Utilizing the Company's view that the agreement of the parties is not reflected in the language of the Indentures and that the Indentures should be reformed to set forth quarterly Mandatory Minimum thresholds for each fiscal quarter, the Company nevertheless currently believes, based upon current cash flow projections (which are subject to change), that it will not generate sufficient Net Cash Flow to satisfy such reformed quarterly Mandatory Minimums at the quarter ended August 31, 1995. In order to meet the Company's anticipated shortfall, the Company must obtain a waiver, refinance its existing Plan Debt, or obtain additional sources of financing including those described below.
If the Company cannot satisfy the Mandatory Minimum thresholds at the quarter ended August 31, 1995, on such date an Event of Default would occur under the Indentures, which in turn could cause an acceleration of such Notes as described above. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. As more fully described in Note 10, the Company has entered into letters of intent to combine the Company with The Actava Group Inc., MCEG Sterling Inc., and Metromedia International Telecommunications, Inc. A condition to consummation of the Proposed Transaction is the refinancing of all the Company's Plan Debt and its remaining obligations to the Banks and to Sony, so as to ease the cash flow burden on the surviving company of the proposed merger and avoid an Event of Default and possible acceleration of the Notes pursuant to the Indentures. There can be no assurance that this proposed refinancing or the Proposed Transaction will be consummated.

As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1995, however, the Company believes it will have sufficient liquidity to meet its obligations through fiscal 1995 except for its obligations to the Banks and Sony, which obligations become guaranteed obligations under the Bank Guarantee as described above.

The Company continues to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product on a nonrecourse basis as permitted under the Plan. Since the Effective Date, the Company has been able to acquire some new product with nonrecourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite nonrecourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system. In addition, the Company will pursue additional nonrecourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a nonrecourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining nonrecourse financing as described above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. In addition to the Proposed Transaction described above, the Company continues to consider its alternatives in connection with the anticipated payment shortfall to the holders of the Plan Debt including other restructuring or refinancing of such Plan Debt. Despite these intentions, there can be no assurance that any transaction, restructuring or refinancing will be consummated or that the Company will be able to generate sufficient Net Cash Flow to avoid an Event of Default under its Indentures in fiscal 1996.

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

On August 31, 1994, the Company, the Actava Group Inc. ("Actava"), MCEG Sterling Incorporated ("Sterling"), International Telcell, Inc. ("ITI") and Metromedia International Inc. ("MII"; and together with ITI, "MITI") signed letters of intent to combine the foregoing companies (the "Proposed Transaction") into a new company to be called "Metromedia International Group, Inc.", as is more fully described in Note 10 of Notes to Condensed Consolidated Financial Statement ("Note 10").

RESULTS OF OPERATIONS

During the second quarter of the fiscal year ending February 28, 1995 ("fiscal 1995"), the Company recorded a net loss of $16,280,000 on revenues of $29,487,000. During the second quarter of the preceding year ("fiscal 1994"), the Company recorded a net loss of $30,205,000 on revenues of $30,632,000.

For the first six months of fiscal 1995, the Company reported a net loss of $28,384,000 on revenues of $113,244,000. For the first six months of fiscal 1994 the Company reported a net loss of $47,054,000 on revenue of $70,223,000.

Certain factors should be considered when evaluating the Company's results of operations in the second quarter of both fiscal 1995 and
fiscal 1994.   First, as previously disclosed in the Company's 1994
Form 10-K, approximately three-quarters, of the Company's film inventories are stated at amounts approximating their estimated net realizable value and do not result in the recording of gross profit upon recognition of related revenues. A significant portion of recorded revenues in the second quarter of both fiscal 1995 and fiscal 1994 related to such inventory product. In addition, the Company recorded $7,900,000 and $17,600,000, respectively, of writedowns on this product in the second quarter of fiscal 1995 and 1994 including $2,600,000 and $6,900,000, respectively, of writedowns to net realizable value on certain unreleased product. Thus, gross profit from profitable pictures (before the effect of the writedowns in the first quarter of both fiscal 1995 and 1994 described above), was insufficient to cover selling, general and administrative and interest costs recognized during each quarter.

THREE MONTHS ENDED AUGUST 31 (1994 vs 1993)
- - - -------------------------------------------


              Revenues

The following table sets forth the sources of the Company's revenues from operations by market during the second quarter of fiscal 1995 and 1994 (in thousands):


                                                     Three Months Ended
                                                         August 31,
                                                     ------------------

                                                 1994               1993
                                                 ----               ----

Theatrical distribution                      $  2,277           $  7,650
Television and video distribution:
 Home video direct distribution                 7,838              7,821
 Home video subdistribution                     1,785                100
 Pay television                                 2,394              5,190
 Free television and other                     15,193              9,871
                                              -------             ------
  Total television and video distribution      27,210             22,982
                                              -------             ------
                                             $ 29,487           $ 30,632
                                             ========           ========



           Theatrical Revenues

There were no domestic theatrical releases in the second quarter of fiscal 1995 or 1994. The majority of the Company's theatrical revenues in the quarter ended August 31, 1993 were generated by the foreign distribution of "ROBOCOP 3".

Of the films unreleased at the Effective Date, the Company released the last two in the domestic theatrical marketplace during the third quarter of fiscal 1995. The Company's ability to produce or acquire additional product for distribution is limited, therefore, revenues from theatrical distribution after the third quarter of fiscal 1995 will depend entirely on the Company's ability to produce or acquire additional product.

                Home Video Revenues

The distribution of one of the Company's theatrical releases in the domestic home video rental market through Orion Home Video ("OHV") accounted for approximately one quarter of the Company's home video direct distribution revenues during the current year's second quarter. A substantial portion of the remaining revenues were derived from "sell-thru" (i.e. lower priced) sales of various titles. Approximately half of the Company's home video direct distribution revenues in the previous year's second quarter was derived from the release of one title in the domestic home video rental market. No individual picture generated significant home video subdistribution revenues during the first quarter of fiscal 1995 or 1994.

Furthermore, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan with regard to the investment in the production of new theatrical product, are likely to continue to have an adverse effect on quarterly revenues in both the home video direct distribution and subdistribution market for the foreseeable future.

                Pay Television Revenues

During the second quarter of fiscal 1995, no titles became available for exclusive exhibition in the pay cable market pursuant to a settlement (the "Showtime Settlement") reached with Showtime
Networks Inc. ("Showtime") as described in Note 4 of Notes to
Condensed Consolidated Financial Statements ("Note 4").

The majority of the remainder of the Company's revenue in this market in each quarter was recorded upon the availability of various titles under certain foreign pay television agreements.

Furthermore, the reduced license fees under the Showtime
Settlement, as described in Note 4, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan with regard to the investment in the production of new theatrical product, are likely to have an adverse effect on quarterly revenues in this market for the foreseeable future.

                Free Television Revenues

The Company's free television revenues in the three months ended August 31, 1994 and 1993 included approximately $7,200,000 and $6,400,000, respectively, of license fees recognized from the availability in a number of foreign territories of certain of the Company's theatrical titles. Free television revenues in the current quarter also include fees from the availability to Lifetime of seven pictures under the Company's two major agreements with that basic cable network compared to only one picture in the prior year's second quarter.

                Gross Profit (Loss)

No film generated significant gross profit in either the current or prior year's second quarter. Furthermore, as previously disclosed in the Company's 1993 and 1994 Forms 10-K, approximately three-quarters of the Company's film inventories are stated at estimated net realizable value and do not result in the recording of gross profit upon the recognition of related revenues. A large portion of recorded revenues in the second quarter of fiscal 1995 and 1994 are related to this product. In addition, the current quarter was adversely affected by $2,600,000 of writedowns to net realizable value, based upon preliminary results, of the last two of the Unreleased Films that were released in September 1994. In addition, the prior year's second quarter was adversely affected by the recording of further writedowns of inventory, including writedowns of the carrying amounts of its completed but unreleased films at that time based upon further evaluation of their potential performance. These writedowns aggregated approximately $6,900,000. In addition, as is done every quarter, the Company performed a review of its inventory of film product and, where appropriate, adjusted values of films in release to reflect current estimates of net realizable value. Such writedowns aggregated approximately $5,300,000 and $10,700,000 in the second quarter of fiscal 1995 and 1994, respectively, including $5,100,000 in the second quarter of fiscal 1994 which was recorded largely due to the disappointing domestic home video distribution of "MARRIED TO IT", "LOVE FIELD" and "THE DARK HALF".

As previously disclosed, the Company has released only 16 theatrical films that were substantially financed by the Company in the domestic theatrical marketplace since the beginning of fiscal 1992 compared to an annual average of 14 releases in each of the previous three years. This reduced release schedule has had an adverse effect on amounts and comparisons of revenues and, consequently, gross profit and is expected to continue to have an adverse effect on comparisons with earlier periods in the future.

                Chapter 11 Reorganization Items

The Company charged approximately $123,000 and $391,000 of direct expenses of administering the chapter 11 filing, particularly professional fees, to operations during the quarters ended August
31, 1994 and 1993, respectively.

                Interest Expense

Interest expense for the three months ended August 31, 1994 decreased $965,000 (12%) from the previous year's quarter from $8,231,000 to $7,266,000. This decrease, which primarily reflects reduced interest charges on lower outstanding debt balances as principal payments continue to reduce the Company's debt, was partially offset by increased interest rates.

                Provision for Income Taxes

The provision for income taxes on operations in the second quarter of both fiscal 1994 and fiscal 1995 are partially based on an estimate of the effective tax rate for the entire year. Only a portion of the provisions are offset by losses from operations because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur. The provision for income taxes for the three months ended August 31, 1994 and 1993 are attributable to foreign remittance taxes.

SIX MONTHS ENDED AUGUST 31 (1994 vs.1993)

                Revenues

The following table sets forth the sources of the Company's revenues from operations by market during the first six months of fiscal 1995 and 1994 (in thousands):

                                                   Six Months Ended
                                                      August 31,
                                               -----------------------
                                               1994               1993
                                               ----               ----

Theatrical distribution                    $  8,624            $21,024
Television and video distribution:
  Home video direct distribution             22,740             12,399
  Home video subdistribution                  4,401              2,444
  Pay television                             46,345             11,099
  Free television and other                  31,134             23,257
                                             ------             ------
  Total television and video distribution   104,620             49,199
                                            -------             ------
                                           $113,244           $ 70,223
                                           ========           ========



                Theatrical Revenues

Approximately 61% of the Company's theatrical revenues during the first two quarters of fiscal 1995 were derived from the distribution of three films in the domestic theatrical market place, however, no individual film generated greater than $3,000,000 in theatrical revenues.

Approximately 68% of the Company's theatrical revenues in the first two quarters of fiscal 1994 were derived from the distribution of "ROBOCOP 3" in the foreign theatrical marketplace and of "THE DARK HALF" in the domestic and foreign theatrical marketplaces. These films produced over $9,500,000 and $4,800,000 of film rentals, respectively, during the period.

Of the films unreleased at the Effective Date, the Company released the last two in the domestic theatrical marketplace during the third quarter of fiscal 1995 to less then expected results. Pursuant to the terms of the Plan and the related Plan documents, the Company's ability to produce or acquire additional product for distribution is limited. Accordingly, revenues from theatrical distribution after the third quarter of fiscal 1995 will depend entirely on the Company's ability to produce or acquire additional product.

                Home Video Revenues

The distribution of "ROBOCOP 3" and " CAR 54, WHERE ARE YOU?" in the domestic home video rental market and of "DANCES WITH WOLVES" in the domestic home video "sell-thru" market through OHV accounted for approximately 54% of the Company's home video direct distribution revenues during the six months ended August 31, 1994. The distribution of "LOVE FIELD" in the domestic home video rental market and of "DANCES WITH WOLVES" in the domestic home video "sell-thru" market accounted for approximately 70% of the Company's home video direct distribution revenues during the previous six-month period. No picture generated significant home video subdistribution revenues during the first two quarters of fiscal 1995 or 1994. Furthermore, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan and the related Plan documents with regard to the ability of the Company to invest in the production of new theatrical product, are likely to have an adverse effect on quarterly revenue in this market for the foreseeable future.

The Company's home video subdistribution revenue is primarily generated in the foreign market place.

Beginning in fiscal 1992, the Company's foreign home video releases began to be distributed under the subdistribution agreement with Sony described in the Company's 1994
Form 10-K. Under the terms of such agreement, which was entered into in February 1990, and amended and restated as of October 20, 1992, the Company received a substantial advance against the performance of the 23 pictures (amended from 50 pictures) covered by the agreement. Revenues recorded to date and to be recorded under this agreement in future periods will be less than amounts that would have been recorded under previous performance-based subdistribution agreements due to the receipt of the substantial advance.

                Pay Television Revenues

During the first six months of fiscal 1995, nine titles became available for exclusive exhibition in the pay cable market pursuant to the Showtime Settlement reached with Showtime, as described below. Pay television revenues for the current six month period included approximately $40,000,000 from the recognition of license fees on these titles. As described below, pay television revenues of $11,700,000 for two titles were deferred during the first six months of fiscal 1994.

Note 4 of Notes to Condensed Consolidated Financial Statements ("Note 4") describes the terms of the settlement reached on March 29, 1994 regarding, inter alia, a dispute (defined therein as the "Key Man Dispute") that existed between the Company and Showtime regarding the licensing by Showtime of the 16 pictures theatrically released in the domestic marketplace by the Company in fiscal 1992, 1993 and 1994, and in the first and third quarter of fiscal 1995. No revenues related to the licensing to Showtime of these disputed pictures had been recorded pending resolution of this dispute.
Such deferral began to have an adverse effect on pay television revenues in the first quarter of fiscal 1993. Note 4 also describes a complaint (defined therein as the "Qualification Dispute") filed by Showtime alleging that Showtime should be permitted to offset approximately $29,300,000 in fees already paid against future license fees due the Company. This matter was also settled under the Showtime Settlement, as described in Note 4.

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

The majority of the remainder of the Company's revenue in this market for the first six months of each fiscal year was recorded upon the availability of various titles under certain foreign pay television agreements.

Furthermore, as described above, the current six month period included a one time recognition of significant domestic pay revenues due to the Showtime Settlement. The reduced license fees under the Showtime Settlement, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan with regard to the investment in the production of new theatrical product, are likely to have an adverse effect on quarterly revenues in this market for the foreseeable future.

    Free Television Revenues

The Company's free television revenues in each of the fiscal 1995 and 1994 six-month periods included approximately $16,700,000 and $14,000,000, respectively, of license fees recorded upon the availability in a number of foreign territories of certain of the Company's theatrical titles. Free television revenues in the fiscal 1995 six-month period also includes approximately $9,300,000 of license fees from the availability to Lifetime of 12 pictures under the Company's two major agreements with that basic cable network, which compares to two titles in the previous six-month period. During the first six months of fiscal 1994, approximately $3,725,000 of revenues were recorded upon the availability of three films to the major networks.

               Gross Profit (Loss)

The Company's gross profit (loss) from operations for the six months ended August 31, 1994 decreased $16,028,000 from the previous year's six-month period from ($17,719,000) to ($1,691,000).

Gross profit in the first six months of fiscal 1995 was most favorably affected by the recognition of approximately $40,000,000 of domestic pay television license fees on nine titles pursuant to the Showtime Settlement as described above and in Note 4. These nine titles accounted for approximately $6,600,000 in gross profit during the period. No film generated comparable gross profit in the previous year's first six month period.

As is done every quarter, the Company performed a review of its inventory of film product and, where appropriate, adjusted values of films in release to reflect current estimates of net realizable value.

The current six-month period was most adversely affected by the recording of writedowns to the estimated net realizable value of the carrying amounts of the three first quarter domestic theatrical releases. These writedowns aggregated approximately $6,500,000. In addition, a writedown to estimated net realizable value of approximately $2,600,000 was recorded due to the preliminary results of the last two previously unreleased titles that were released in September 1994. The previous six month period ended August 31, 1993 was adversely affected by the recording of approximately $15,000,000 of writedowns including $3,000,000 to the estimated net realizable value of the carrying amounts of the two first quarter fiscal 1994 domestic theatrical releases, and a $5,100,000 writedown recorded largely due to the disappointing domestic home video distribution of "MARRIED TO IT", "LOVE FIELD" and "THE DARK HALF" during this period. In addition, during the six-month period ended August 31, 1993, the Company took further writedowns aggregating approximately $6,900,000 to its completed unreleased product based upon further evaluations of their potential performance at that time.

As stated in previous publicly-filed reports, the Company has released only 16 theatrical films that were substantially financed by the company in the domestic theatrical marketplace since the beginning of fiscal 1992, compared to an annual average of 14 releases in each of the previous three years. This reduced release schedule has had an adverse effect on amounts and comparisons of revenues and, consequently, gross profit and is expected to continue to have an adverse effect on such comparisons in future periods. Furthermore, as previously disclosed in the Company's 1993 and 1994 Forms 10-K, approximately two-thirds and three-quarters of the Company's film inventories are stated at estimated net realizable value and do not result in the recording of gross profit upon the recognition of related revenues.

               Chapter 11 Reorganization Items

The Company charged approximately $389,000 and $1,213,000 of direct expenses of administering the chapter 11 filing, consisting primarily of professional fees, to operations during the six-month periods ended August 31, 1994 and 1993, respectively.

               Interest Expense

Interest expense for the six months ended August 31, 1994 decreased $2,146,000 (13%) from the prior year's six-month period from $16,567,000 to $14,421,000. This decrease which primarily reflects reduced interest charges on lower outstanding debt balances as principal payments continue to reduce the Company's debt was partially offset by increased interest rates.

               Provision for Income Taxes

The provision for income taxes for the first six months of both fiscal 1995 and 1994 are partially based upon an estimate of the effective rate for the entire year. Only a portion of the provisions are offset by losses from operations because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur.

The provision for income taxes for the six months ended August 31, 1994 and 1993 are attributable to foreign remittance taxes and minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

On the Filing Date, as described above, the Company and certain of its subsidiaries filed petitions for relief under the Bankruptcy Code in the Court. Under the Plan, the Company will continue to concentrate its efforts on the licensing and distribution of its library, including the two remaining unreleased pictures. Currently, the principal sources of the funds required for the Company's motion picture distribution activities are proceeds from the licensing of exhibition and ancillary rights to the Company's library. In accordance with the terms of the Plan, the Company was permitted to expend certain amounts to release the remaining unreleased titles; however, the Company will be permitted to invest in the production of new theatrical product, only if, among other things, financing for such product can be obtained, which is secured only by the film being produced or acquired and is thus nonrecourse to the other assets of the Company.

Before the filing of the Company's petitions under chapter 11, the Company had as an operating plan to release each year approximately 12 to 15 theatrical motion pictures which the Company fully or substantially financed. Prior to the filing, all new production was halted leaving the Company with only 12 largely completed but unreleased motion pictures ("Unreleased Films") at the Filing Date. In addition, under the Plan, the Company's ability to produce or invest in new theatrical product is severely limited as described above. As a result, the Company released four, three, and four theatrical motion pictures in the domestic marketplace in fiscal 1994, 1993, and 1992, respectively. Three motion pictures were released domestically in the first quarter of fiscal 1995, and the last two unreleased films were released in September 1994. This reduced release schedule described above is likely to have an adverse impact on results of operations for the foreseeable future. Furthermore, as described in Note 4, approximately three-quarters of the Company's film inventories at February 28, 1994 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. Accordingly, selling, general and administrative costs and interest expense in future periods are likely to exceed gross profit recognized in each period, which will result in the reporting of net losses for financial reporting purposes for the foreseeable future.

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

Pursuant to the terms of the Plan, the Company is licensing and distributing its library. Expenditures for selling, general and administrative costs are substantially less than the levels of such expenditures that were incurred prior to the Filing Date. Further, the Plan limits the Company's ability to produce or acquire new motion pictures or other product. Such product may be produced or acquired only if, among other things, any financing of such purchase or acquisition is secured, if necessary, only by the assets being produced or acquired. With respect to acquired assets only, the Company is nevertheless allowed, without any restriction, to pay related debt service out of operating cash flow. While the Company has been able to acquire certain distribution rights to certain new product with nonrecourse financing, no assurance can be given that the Company will be successful in obtaining additional nonrecourse debt financing or acquiring additional substantial entertainment assets. Furthermore, to date, such arrangements have not contributed substantially to the Company's results of operations.

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

The Company has to date generated sufficient Net Cash Flow to meet its operating and Plan obligations. However, the poor performance of the Company's pictures released after the Effective date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse effect on the liquidity of the Company. The Company anticipates that such events will in turn have an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony discussed below in the fiscal year ended February 28, 1995 ("fiscal 1995") and the other Plan obligations discussed below in the fiscal year ended February 29, 1996 ("fiscal 1996").

As described in Note 5, the Company must make certain principal payments to its bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony Obligation in October and November 1994, respectively, and October and November 1995, respectively. The Company will not generate sufficient Net Cash Flow during the remainder of fiscal 1995 to make the scheduled payment to the Banks and Sony in October and November 1994, respectively, and accordingly, it anticipates that the Guarantors under the Bank Guarantee will be obligated to make certain payments to such parties. In addition, based upon current estimates of Net Cash Flow, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony, in October and November 1995, respectively. In such events, the Banks may demand payment from the guarantors under the Bank Guarantee and Sony may draw under its letter of credit (if Metromedia does not first cure such payment default), in which case the amount drawn by Sony would become a guaranteed obligation of the guarantors under the Bank Guarantee.
Any such payments made by the guarantors under the Bank Guarantee on behalf of the Company to the Banks and/or to Sony would result in such guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company would be obligated to reimburse the amounts paid by the guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such guarantors are reimbursed in full.

In addition, as described in Note 5, the Indentures pursuant to which the Talent Notes and Creditor Notes were issued (the "Indentures") provide that an event of default ("Event of Default") will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") does not exceed the mandatory minimum amounts (the "Mandatory Minimums") specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime Agreement which are not received by the Company because of the Showtime Settlement.

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

Utilizing the Mandatory Minimums contained in the Indentures rather than the interpretation the Company believes reflects the agreement of the parties, the Company, based upon current cash flow projections (which are subject to change), currently anticipates that it would not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold under the Indentures beginning with the quarter ended May 31, 1995 and that accordingly, an Event of Default would occur under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or 40% in aggregate principal amount of either the Talent Notes or the Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. Notwithstanding the literal language of the Indentures, the Company believes, however, that no such Event of Default should occur because the language set forth in the Indentures does not reflect the intention of the Company and the representatives of the Plan Debt who negotiated such provisions and accordingly that no acceleration of the Notes should occur on such quarterly date. Utilizing the Company's view that the agreement of the parties is not reflected in the language of the Indentures and that the Indentures should be reformed to set forth quarterly Mandatory Minimum thresholds for each fiscal quarter, the Company nevertheless currently believes, based upon current cash flow projections (which are subject to change), that it will not generate sufficient Net Cash Flow to satisfy such reformed quarterly Mandatory Minimums at the quarter ended August 31, 1995. In order to meet the Company's anticipated shortfall, the Company must obtain a waiver, refinance its existing Plan Debt, or obtain additional sources of financing including those described below.
If the Company
cannot satisfy the Mandatory Minimum thresholds at the quarter ended August 31, 1995, on such date an Event of Default would occur under the Indentures, which in turn could cause an acceleration of such Notes as described above. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. As more fully described in Note 10, the Company has entered into letters of intent to combine the Company with The Actava Group Inc., MCEG Sterling Inc., and Metromedia International Telecommunications, Inc. A condition to consummation of the Proposed Transaction is the refinancing of all the Company's Plan Debt and its remaining obligations to the Banks and to Sony, so as to ease the cash flow burden on the surviving company of the proposed merger and avoid an Event of Default and possible acceleration of the Notes pursuant to the Indentures. There can be no assurance that this proposed refinancing or the Proposed Transaction will be consummated.

As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1995, however, the Company believes it will have sufficient liquidity to meet its obligations through fiscal 1995 except for its obligations to the Banks and Sony, which obligations become guaranteed obligations under the Bank Guarantee as described above.

The Company continues to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product. Since the Effective Date, the Company has been able to acquire some new product with nonrecourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite nonrecourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system. In addition, the Company will pursue additional nonrecourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a nonrecourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining nonrecourse financing as described above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. In addition to the Proposed Transaction described above, the Company continues to consider its alternatives in connection with the anticipated payment shortfall to the holders of the Plan Debt including other restructuring or refinancing of such Plan Debt. Despite these intentions, there can be no assurance that any transaction, restructure or refinance is consummated or that the Company will be able to generate sufficient Net Cash Flow to avoid an Event of Default under its Indentures in fiscal 1996.

                    PART II - OTHER INFORMATION



Item 1.  Legal Proceedings


    1. The Chapter 11 Cases and Related Proceedings

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

              The Litigation-Based Claims

    Mace Neufeld Productions, Inc. and Mace Neufeld v. Orion Pictures Corporation, et al., (United States District Court, Central
District of California, Civ. Action No. CV-85-7149-ER (Bx)); Mace Neufeld Productions, Inc. and Mace Neufeld v. Orion Pictures Corporation, et al., (Los Angeles County Superior Court, Western District, Case No. WEC 100794). The Bankruptcy Court has adjourned the claim estimation hearing without date. Settlement negotiations are ongoing.

    Hemdale Film Corporation v. Orion Pictures Corporation, (Los
Angeles County Superior Court, Case No. RCO12594). The estimation hearing on the Hemdale claim has been further adjourned to November 14, 1994. Settlement negotiations are ongoing.

    Pacific Western Productions, Inc., et al. v. Hemdale Film Corporation and Orion Pictures Corporation, et al., (Los Angeles County Superior Court, Case No. RCO12873). The estimation hearing on the Pacific Western claim has been further adjourned to November 14, 1994.

    Paradise Films, Inc. v. Orion Pictures Corporation and Orion Pictures Distribution Corporation, (Los Angeles County Superior
Court, Case No. BC 038330).   The estimation hearing on the
Paradise claim has been further adjourned to November 14, 1994. Settlement discussions are ongoing.

    Sharon Badal v. Orion Pictures Corporation, (United States
District Court, Southern District Court, Southern District of New
York, Case No. 91 Civ. 4288). The estimation hearing on the Badal claim has been set for November 14, 1994.

    Bruno Damon v. Orion Pictures Corporation, Island Helicopter
Leasing Corporation and A.G.S. Realty Holding Corp., (N.Y. Sup. Ct. Index No. 34167/91) (the "Damon Action"). The estimation hearing for the Damon claim has been further adjourned to November 14, 1994. Settlement negotiations are ongoing.

    Bayer Cadillac, Inc., Plaintiff, v. Cad Co. Productions, Inc., Orion Pictures Corporation and Ted Kurdyla, Supreme Court of the State of New York, County of Queens. The Bankruptcy Court has expunged Bayer Cadillac, Inc.'s proof of claim as a late filed claim.

    James L. Sharmat v. Orion Pictures Corporation, et al (Los Angeles County Superior Court, Case No. SC 009599). On September 19, 1994, the Bankruptcy Court entered an order approving a settlement of the proofs of claim filed by James L. Sharmat, Stephen W. Sharmat and Westchester Productions, Inc. (the "Sharmat Claimants"). The settlement included, inter alia, the Company's allowance of a single general unsecured claim within Class 7 of the Plan in the amount of $12,000 in full satisfaction of any and all claims that were asserted or could have been asserted by the Sharmat Claimants and an exchange of releases.

    Martha Reeves Enterprises, Inc., et al. v. Touchstone Pictures Music and Songs, Inc., et al. (Wayne County Circuit Court, Michigan, Case No. 92-217939). The Bankruptcy Court has expunged Martha Reeves' proof of claim on grounds including, inter alia, the ground that the claim was duplicative in that it was encompassed within certain Guild claim(s).

    Bonny Dore v. Orion Pictures Corporation, et al., Case No. BC 023 709 (Super. Ct. of Cal. Los Angeles Co., complaint filed March 14,
1991) (the "Dore Action"). On May 13, 1994, the Bankruptcy Court entered an order approving settlement of the proofs of claim files by Bonny Dore in exchange for, inter alia, the Company's allowance of a claim in Class 6 of the Plan in the amount of $65,000 and an exchange of releases.

    Antitrust and Similar Proceedings - Joseph Soffer d/b/a Cine 1-2-3-4 v. Orion Pictures Distribution Corporation, et al., (United States District Court for the District of Connecticut). The estimation hearing for the Soffer claim has been further adjourned to November 14, 1994. The Movie v. Orion Pictures Distribution Corporation, Orion Classics, et al., (United States District Court for the Northern District of California, Case No. C86-203-90RPA). The estimation hearing for The Movie Claim has been further adjourned to November 14, 1994. Settlement negotiations are ongoing.

              The Derivative Action

    Harvey Cooper, Derivatively on behalf of Orion Pictures Corporation, Plaintiff, v. John W. Kluge, Stuart Subotnick, Metromedia Company, a Partnership, and Does 1 through 100 Inclusive, Defendants, and Orion Pictures Corporation, Nominal Defendant, Case No. SC016674 (Super. Ct. of Cal., L.A. Co.) (filed April 27, 1993) (the "Cooper Action"). On or about May 31, 1994, Cooper filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit (the "Court of Appeals"). On or about July 26, 1994, the Company moved to dismiss Cooper's in propia persona appeal upon the grounds that: (i) pursuant to the Court of Appeals' prior rulings, Cooper, as a disbarred California attorney, is disqualified from pursuing the appeal; and (ii) Cooper was not represented by a member of the Bar of the Court of Appeals. On September 7, 1994, the Court of Appeals granted the Company's motion and dismissed Cooper's appeal. Mandate issued on September 8, 1994.

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


    2. Shareholder Actions Arising Out of Proposed Transaction

    Jerry Krim v. John W. Kluge, Silvia Kessel, Joel R. Packer, Michael I. Sovern, Raymond L. Steele, Stuart Subotnick, Arnold L. Wadler, Stephen Wertheimer, Leonard White and Orion Pictures Corporation, (Delaware Chancery Court, C.A. No.13721). The Company and each of its directors has been named as a defendant in a purported class action lawsuit which alleges that although the Company's Board of Directors have not yet considered the Proposed Transaction, that the directors have failed to use the required care and diligence in considering the Proposed Transaction, and seeks to enjoin the Proposed Transaction. The lawsuit further alleges that as a result of the actions of the Company's directors, the Company's shareholders will not receive the fair value of the Company's assets and business in exchange for their Orion stock, in the Proposed Transaction. The Company and its directors have obtained an extension of time to answer the complaint. The answer is currently due on November 18, 1994.

    James F. Sweeney, Trustee of Frank Sweeney Defined Benefit Plan
Trust v. John D. Phillips, Frederick B. Beilstein, III, John E.
Aderhold, Michael B. Cahr, J. M. Darden, III, John P. Inlay, Jr.,
Clark A. Johnson, Anthony F. Kopp, Richard Nevins, Carl E. Sanders,
Orion Picture Corporation, International Telcell, Inc., Metromedia International, Inc. and MCEG Sterling Inc. (Delaware Chancery
Court, C.A. No. 13765). The Company is a defendant in this class action lawsuit which was filed by shareholders of The Actava Group
Inc. against Actava and its directors as well as the Company. The complaint alleges that the terms of the Proposed Transaction constitute an overpayment by Actava for the assets of the Company and it seeks to enjoin the Proposed Transaction. The complaint further alleges that the Company knowingly aided, abetted and materially assisted
Actava's directors in breach of their fiduciary duties to Actava's shareholders. The Company has obtained an extension of the time to answer the complaint. The answer is currently due on November 17, 1994.

         Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on July 26, 1994, the Company's stockholders elected nine directors (constituting the entire Board of Directors) for a one year term to the Company's Board of Directors and approved the Board's appointment of KPMG Peat Marwick as the Company's independent certified public accountants for the fiscal year ended February 28, 1995. The following is a summary of the voting at the Annual
Meeting:

    1. Election of nine directors:
                                             Withhold            Broker
                             For             Authority          Non-Votes
                           -------           ---------          ---------

John W. Kluge             18,280,445         310,223                0
Silvia K. Merkle          18,277,623         313,045                0
Joel R. Packer            18,282,067         308,601                0
Michael I. Sovern         18,279,583         311,085                0
Raymond L. Steele         18,281,566         309,102                0
Stuart Subotnick          18,282,125         308,543                0
Arnold L. Wadler          18,279,797         310,871                0
Stephen Wertheimer        18,251,567         339,101                0
Leonard White             18,277,863         312,805                0


    2. Ratification of Auditors:

             For          Against            Abstain       Broker Non-Votes
             ---          -------            -------       ----------------
          18,503,060       63,924             23,684              0

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    10.25 - Loan Agreement dated as of July 18, 1994 between the Company and Metproductions, Inc.


    (b) Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K on September 2, 1994, describing the Proposed Transaction and reporting that the Company had entered into letters of intent to combine the Company with The Actava Group Inc., MCEG Sterling Inc., International Telcell Inc., and Metromedia International Inc.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ORION PICTURES CORPORATION
                                     (Registrant)



Dated:     October 17, 1994           \s\Cynthia A. Friedman

                                       Cynthia A. Friedman
                                       Senior Vice President and
                                       Chief Financial Officer

                                                             EXHIBIT 11
                        ORION PICTURES CORPORATION
             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                (in thousands, except per-share amounts)


                              Three Months Ended August 31,          Six Months Ended August 31,
                                 1994              1993                1994             1993


Net loss                      $ (16,280)        $ (30,205)          $ (28,384)       $ (47,054)

Weighted average number
   of shares outstanding         20,000            20,000              20,000           20,000

Loss per common share           $ (0.81)          $ (1.51)            $ (1.42)         $ (2.35)

                                 Page 35