Form 10-Q
period 1994-11-30
ORION PICTURES CORP
filed 1995-01-17
CIK 35590

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                             Form 10-Q


(Mark One)
[  X  ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended:  November 30, 1994
                                                OR
[     ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes  X   No

Number of shares of Common Stock outstanding as of January 13,
1995:  20,000,000

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


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations





PART II - OTHER INFORMATION


                      PART I - FINANCIAL INFORMATION

                        ORION PICTURES CORPORATION
               Condensed Consolidated Statements of Operations
                   (in thousands, except per-share amounts)
                              (unaudited)



                                                 Three Months Ended            Nine Months Ended
                                                     November 30,                 November 30,
                                                 -------------------           ------------------

                                                     1994       1993              1994       1993

Revenues                                         $ 44,265   $ 70,729          $157,509   $140,952
Cost of rentals                                    36,691     62,320           151,626    150,262
                                                 --------   --------          --------   --------

Gross profit (loss)                                 7,574      8,409             5,883     (9,310)

Other costs and expenses:
Selling, general and administrative                 5,480      5,250            16,663     15,805
Interest, net                                       6,604      8,107            21,025     24,674
                                                 --------   --------          --------    -------

Loss before chapter 11 reorganization items
and provision for income taxes                     (4,510)    (4,948)          (31,805)   (49,789)

Chapter 11 reorganization items                       135        193               524      1,406
                                                 --------   --------          --------    -------
Loss before provision for income taxes                        (4,645)           (5,141)   (32,329)
(51,195)
Provision for income taxes                            200        300               900      1,300
                                                 --------   --------          --------    -------

Net loss                                         $ (4,845)  $ (5,441)         $(33,229)  $(52,495)
                                                 ========   ========          ========   ========

Loss per common share                            $   (.24)  $   (.27)         $  (1.66)  $  (2.62)
                                                 ========   ========          ========   ========

Number of common and common equivalent
shares entering into computation                    20,000     20,000            20,000     20,000
                                                 =========  =========         =========   ========


See accompanying Notes to Condensed Consolidated Financial
Statements

                      ORION PICTURES CORPORATION
                  Condensed Consolidated Balance Sheets
                            (in thousands)
                              (unaudited)



                                            November 30,     February 28,
                                                 1994            1994
                                            ------------     ------------

ASSETS:

 Cash and cash equivalents                  $  13,977       $  37,114
 Accounts receivable, net                      79,380          81,981
 Film inventories                             273,468         367,152
 Other assets                                  18,339          21,767
                                            ---------       ---------

                                            $ 385,164       $ 508,014
                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

 Accounts payable                            $  1,978       $   1,681
 Accrued expenses                              33,299          40,906
 Participations and residuals                  46,811          50,595
 Notes and subordinated debt (including
   $19,200 due to majority shareholder
   at November 30, 1994)                      217,617         274,501

 Deferred revenues                             76,885          98,528

 Shareholders' equity:
   Common stock                                 5,000           5,000
   Paid-in surplus                            265,811         265,811
   Accumulated deficit                       (262,237)       (229,008)
                                             --------        --------

   Total shareholders' equity                   8,574          41,803
                                             --------        --------

                                            $ 385,164       $ 508,014
                                            =========       =========



See accompanying Notes to Condensed Consolidated Financial
Statements


                      ORION PICTURES CORPORATION
             Condensed Consolidated Statements of Cash Flows
                            (in thousands)
                              (unaudited)


                                                                 Nine Months Ended
                                                                   November 30,

                                                               1994                  1993
Operations:
Loss before chapter 11 reorganization
 items and provision for income taxes                      $ (31,805)           $ (49,789)
Provision for income taxes                                      (900)              (1,300)
                                                           ---------            ---------
Loss exclusive of chapter 11 reorganization items            (32,705)             (51,089)
Adjustments to reconcile loss exclusive
 of chapter 11 reorganization items
 to cash provided by operations exclusive
 of chapter 11 reorganization items:
    Amortization of film costs                               115,916              115,452
    Decrease in accounts receivable                            2,601                5,594
    Decrease in accounts payable and
         accrued expenses                                     (6,785)              (9,528)
    Accrual of participation and residuals                    20,462               12,183
    Payments of participation and residuals                  (24,246)             (21,763)
    Decrease in deferred revenues                            (21,643)             (12,667)
    Other, net                                                13,008               13,975
                                                            --------            ---------
 Cash provided by operations
    exclusive of chapter 11 reorganization items              66,608               52,157
 Payments of chapter 11 reorganization items                   (524)               (1,406)
                                                            --------            ---------
 Cash provided by operations                                  66,084               50,751

Investment activities:
Investment in film inventories                               (22,232)             (49,132)
Other                                                           (329)               5,194
                                                            --------            ---------
 Cash used in investment activities                          (22,561)             (43,938)

Financing activities:
Additions to notes and subordinated debt                      19,200                  ---
Payments on notes and subordinated debt                      (85,860)             (60,982)
                                                            --------            ---------
 Cash used in financing activities                           (66,660)             (60,982)

Decrease in cash                                             (23,137)             (54,169)
Cash and cash equivalents at beginning of period              37,114               77,539
                                                            --------            ---------


Cash and cash equivalents at end of period                  $ 13,977            $  23,370
                                                            ========            =========



See accompanying Notes to Condensed Consolidated Financial
Statements

                    ORION PICTURES CORPORATION

           Notes to Condensed Consolidated Financial Statements
                            (unaudited)



1.  Introduction

The accompanying interim condensed consolidated financial statements of Orion Pictures Corporation and its subsidiaries (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K (the "1994 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of November 30, 1994, the results of its operations for the three- and nine-month periods ended November 30, 1994 and 1993 and its cash flows for the nine-month periods ended November 30, 1994 and 1993 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

3.  Chapter 11 Reorganization Costs

Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants ("SOP 90-7") requires direct costs of administering the chapter 11 filing, particularly professional fees, to be expensed as incurred. Accordingly, Chapter 11 reorganization items presented on the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended November 30, 1994 and 1993 are comprised primarily of legal fees incurred during those periods. Direct costs of administering the chapter 11 filing are expected to continue until all claims and related litigation are resolved.

4.  Film Inventories

The following is an analysis of film inventories (in thousands):

                                   November 30,        February 28,
                                       1994                1994
                                   -----------         -----------
    Theatrical films:
       Released                     $ 262,896            $ 305,560
       Completed and unreleased            --               50,204
    Television programs:
       Released                        10,572               11,388
                                    ---------            ---------
                                    $ 273,468            $ 367,152
                                    =========            =========

In late December 1991, the Company received a notice from Showtime Networks, Inc. ("Showtime") stating that Showtime believed the Company had not complied with the so-called "key man clause" in the Company's exclusive film licensing agreement with Showtime and, accordingly, that Showtime would not license the 16 pictures theatrically released in the domestic marketplace during fiscal 1992, 1993 and 1994 and the first and third quarters of fiscal 1995, (the "Key Man Dispute"). License fees under the Showtime agreement for these sixteen films were expected to aggregate approximately $77,000,000. After a review of the underlying facts and circumstances and consultation with counsel, the Company advised Showtime that the Company had complied with the key man clause in the Showtime agreement, that failure to accept delivery of the product rejected by Showtime constituted Showtime's default under the agreement and that the Company intended to pursue all available remedies to realize the domestic pay television license fees due under the Showtime agreement.

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

Approximately three-quarters of the Company's film inventories at November 30, 1994 and at February 28, 1994 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods.

Since the date of the Company's quasi-reorganization (February 28, 1982), when the Company's inventories were restated to reflect their then current market value, the Company has amortized 92% of the gross cost of its film inventories, including those produced subsequent to the quasi-reorganization. Approximately 97% of such gross film inventory costs will have been amortized by November 30, 1997. Due to the restrictions of the Plan, the Company has not produced or acquired incremental inventory. Therefore, as the existing inventory moves into the ancillary markets and is not replaced by significant recent inventory, a greater percentage of the future revenue estimate will occur subsequent to the first three years. As of November 30, 1994, approximately 59% of the unamortized balance of film inventories will be amortized within the next three-year period based upon the Company's revenue estimates at that date. However, such amortization is expected to exceed 60% within one additional year (a four-year period).

5.  Notes and Subordinated Debt

Notes and subordinated debt is comprised of the following (in thousands):

                                                November 30,      February 28,
                                                    1994              1994
                                                   ------            ------

Notes payable to banks pursuant to the Third
    Amended and Restated Credit Agreement
    ("Third Restated Credit Agreement")           $ 64,216           $ 122,862

Obligation to Metromedia pursuant to the
    Reimbursement Agreement                         19,200                 ---

Talent Notes, net of unamortized discounts
    of $8,721 and $9,995                            26,359              29,349

Creditor Notes, net of unamortized discounts
    of $23,338 and $27,722                          39,037              34,820

Non-interest bearing payment obligation to
    Sony, net of unamortized discounts of
    $1,453 and $2,783                               18,547              38,735

Other guarantees and contracts payable,
    net of unamortized discounts of $3,116
    and $3,634                                       8,549               9,297
                                                   -------             -------

Total notes payable                              $ 175,908           $ 235,063

10% Subordinated Debentures due 2001,
    net of unamortized discounts
    of $8,737 and $10,483                           41,709              39,438
                                                   -------             -------

Total notes and subordinated debt                $ 217,617           $ 274,501
                                                 =========           =========


Approximately $190,826,000 was outstanding under the Third Restated Credit Agreement on the Effective Date of the Plan (Note 2). Such amount has been reduced through repayments to approximately
$58,619,000 at December 31, 1994 which amount matures on October
20, 1995.

Notwithstanding the above maturity date and to the extent that the Company generates positive net cash flow (as defined in the Third Restated Credit Agreement) ("Net Cash Flow") for the immediately preceding period, the Company is required to make principal payments of amounts outstanding under the Third Restated Credit Agreement at least quarterly during the period from the Effective Date to October 20, 1995, in amounts approximating 62% of the Company's Net Cash Flow. In addition, in connection with consummation of the Plan, Metromedia Company ("Metromedia"), the Company's principal shareholder, and an affiliate of Metromedia (collectively, the "Guarantors") guaranteed the payment of substantially all of the Company's payment obligations under the Third Restated Credit Agreement pursuant to a bank guarantee (the "Bank Guarantee"). On October 20, 1994 the Guarantors made a payment of $14,041,000 to the Banks under the Bank Guarantee as the Company had not generated sufficient Net Cash Flow for the 12-month period prior to such date to make the required principal payments to the Banks. Pursuant to a reimbursement agreement between the Company and Metromedia (the "Reimbursement Agreement") entered into in connection with the consummation of the Plan, the Company has agreed to reimburse Metromedia for all such payments made under the Bank Guarantee or as cure payment to Sony (as described below) plus interest on all such guaranteed payments made by Metromedia at the rate of LIBOR plus 1.75% out of the portion of Net Cash Flow allocated to the Banks (62%) and Sony (23%) following payment in full of the Banks and Sony.

In accordance with the terms of the Plan, the Company had a $70,000,000 non-interest bearing payment obligation to Sony at the Effective Date (the "Sony Obligation"). The Sony Obligation is payable pari passu with amounts payable under the Third Restated Credit Agreement described above, and is backed up by a letter of credit issued pursuant to the Third Restated Credit Agreement. Such amount has been reduced through repayments to approximately $17,947,000 at December 31, 1994 which amount matures on November 5, 1995.

Notwithstanding the above maturity schedule and to the extent that the Company generates positive Net Cash Flow for the immediately preceding period, the Company is required to make principal payments of amounts outstanding for the obligation to Sony at least quarterly during the period from the Effective Date to November 5, 1995 in an amount approximating 23% of the Company's Net Cash Flow. To the extent the Company fails to repay such amounts on a timely basis, Sony may draw under the letter of credit issued in its favor after giving notice and an opportunity to cure to the Guarantors under the Bank Guarantee. In the event Sony does draw under the letter of credit issued in its favor, such amount would become an obligation of the Company under the Third Restated Credit Agreement and guaranteed pursuant to the Bank Guarantee. In order to cure a shortfall by the Company in its payments to Sony which would have entitled Sony to draw under the letter of credit issued in its favor, on November 5, 1994, the Guarantors under the Bank Guarantee made a payment of $5,159,000 to Sony. Such amount plus interest on such amount at the rate of LIBOR plus 1.75% is reimbursable to Metromedia in accordance with the terms of the Reimbursement Agreement described above.

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

  Per Indentures

                          Estimated Adjusted Cumulative Minimum Amounts
                          ---------------------------------------------
                                      (in thousands)
Fiscal Year Ended
 February 28(29)           May        August      November     February
- -----------------       --------     --------     --------     --------

      1995              $   ----     $   ----     $   ----     $ 27,596
      1996              $ 61,948     $ 61,948     $ 61,948     $ 61,948
      1997              $ 97,802     $ 97,802     $ 97,802     $ 97,802
      1998              $161,140     $161,140     $161,140     $161,140
      1999              $204,741     $204,741     $204,741     $204,741




  Per Interpretation

                          Estimated Adjusted Cumulative Minimum Amounts
                          ---------------------------------------------
                                      (in thousands)
Fiscal Year Ended
 February 28(29)           May        August      November     February
- -----------------       --------     --------     --------     --------

      1995              $   ----     $   ----     $   ----     $ 27,596
      1996              $ 36,184     $ 44,772     $ 53,360     $ 61,948
      1997              $ 70,911     $ 79,874     $ 88,838     $ 97,802
      1998              $113,636     $129,470     $145,304     $161,140
      1999              $172,040     $182,940     $193,840     $204,741



The Company has made nine Net Cash Flow distributions in accordance with the Plan. The distributions were made in November 1992, March 1993, June 1993, December 1993, March 1994, June 1994, September 1994, October 1994, and December 1994, respectively. In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan, a Net Cash Flow distribution was not made for the quarter ended August 31, 1993 because the Company did not generate Net Cash Flow. Because distributions of Net Cash Flow are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan and the agreements entered into in connection with the Plan, no assurance can be made as to the amount, if any, of each future distribution. The following table summarizes and describes the allocation of these distributions in accordance with the Plan (in thousands):


                                             Dec.       Oct.      Sept.      Jun.        Mar.      Fiscal     11/5/92
                                            1994        1994      1994       1994       1994        1994   to 2/28/93      Total
                                           -------    -------   --------   --------   --------    -------- ----------   --------
Third Restated Credit Agreement            $ 5,597    $ 2,688   $ 11,500   $ 14,188   $ 16,229    $ 39,345   $ 28,619   $118,166
Metromedia Obligation                          ---        ---        ---        ---        ---         ---        ---        ---
Sony Obligation                              2,053        986      4,218      5,204      5,952      17,984     10,497     46,894
Talent Notes (principal and interest)          765        367      1,572      1,939      2,218       5,733      3,910     16,504
Creditor Notes                                 ---        ---        164        ---        ---       1,046      1,498      2,708
10% Subordinated Debentures due 2001           ---        ---        ---        ---        ---         ---        977        977
Interest on 10% Subordinated
     Debentures due 2001                       585        281      1,037      1,483      1,697       3,339        519      8,941
                                           -------    -------   --------   --------   --------    --------   --------   --------
                                           $ 9,000    $ 4,322   $ 18,491   $ 22,814   $ 26,096    $ 67,447   $ 46,020   $194,190
                                           =======    =======   ========   ========   ========    ========   ========   ========


Pursuant to the Waiver and Consent dated as of June 30, 1993 under the Third Restated Credit Agreement, $2,600,000 of the portion of the June 1993 distribution payable pursuant to the Plan to the Company's banks was instead paid to Sony. In accordance with the terms of the Plan, all or part of the portion of Net Cash Flow which would otherwise be payable to holders of Creditor Notes for the December 1994, October 1994, September 1994, June 1994, March 1994, December 1993, June 1993 and March 1993 distributions were used to satisfy, in whole or in part, the interest obligation on the 10% Subordinated Debentures. In addition, in accordance with the indenture for the 10% Subordinated Debentures, approximately $898,000 and $525,000, respectively, of the interest due October 1, 1993 and April 1, 1994 related to the 10% Subordinated Debentures was paid by the issuance of additional debentures.
Also, in accordance with the Talent Note indenture, some or all of the interest due for the three-month periods ended August 31, 1993, November 30, 1993, and November 30, 1994 on the Talent Notes was paid by the issuance of additional notes (approximately $405,000, $426,000, and $393,000 respectively). The payments on the Sony Obligation have reduced the outstanding amount on the letter of credit supporting such obligation to $22,947,000 at December 31, 1994.

All descriptions of securities above refer to securities issued and in certain cases, estimated amounts of such securities that are yet to be issued, because certain bankruptcy claims have not been resolved.

6.  Income Taxes

The provision for income taxes for the three and nine months ended November 30, 1994 and 1993 consists of the following (in thousands):

                        Three Months Ended                   Nine Months Ended
                         November 30                         November 30
                       -------------------                 -------------------

                       1994          1993                  1994          1993
                       ----          ----                  ----          ----

Federal               $   -        $    -                $    -        $    -
State and local           -             -                   100           100
Foreign                  200          300                   800         1,200
                      ------       ------                ------        ------
                      $  200       $  300                $  900        $1,300
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

7. Loss Per Common Share

Per-share amounts presented on the Company's Condensed Consolidated Statements of Operations are computed by dividing Net loss by the weighted average number of issued common shares outstanding during each period.

8.  Revenue Information

The sources of the Company's revenues from operations by market for the three- and nine-month periods ended November 30, 1994 and 1993 are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company derives significant revenues from the foreign distribution of its theatrical motion pictures and television programming. During the three months ended November 30, 1994 and 1993, the Company

                             Page

generated revenues of $13,638,000 and $23,280,000, respectively, from foreign distribution of such product. During the nine-month periods ended November 30, 1994 and 1993, the Company generated foreign distribution revenues of $40,957,000 and $64,412,000 respectively.

9.  Contingent Liabilities

The Company and its subsidiaries are contingently liable with respect to various matters, including litigation in the ordinary course of business and otherwise. Some of the pleadings in various litigation matters contain prayers for material awards including claims arising after the Filing Date from the determination by the Court (or agreement by parties in interest) to allow claims for certain of these contingencies and other disputed amounts. Based upon management's review of the underlying facts, circumstances and consultation with counsel, management believes such matters will not result in the allowance by the Court of significant additional liabilities which would have a material adverse effect upon the consolidated financial position or results of operations of the Company with the possible exception of the matter described below.


As previously disclosed in the Registrant's Annual Reports on Form 10-K for the fiscal years ended February 28, 1993 and February 28, 1994, on October 12, 1990, Hemdale Film Corporation ("Hemdale") filed an action against the Company in the Superior Court for Los Angeles alleging various breaches of the agreements between Hemdale and the Company for distribution of the motion pictures "PLATOON", "HOOSIERS" and "THE TERMINATOR". The plaintiff produced these pictures which the Company released. The complaint seeks an accounting and damages purportedly in excess of $30,000,000 and is based on the allegation that the Company paid Hemdale less than it was due under the agreements, used improper accounting practices, refused to permit Hemdale's representatives to conduct appropriate examinations of the Company's books and records and provided Hemdale with allegedly inaccurate and inadequate settlement statements. On December 10, 1990, the Company filed its answer, denying the material allegations of the complaint, asserting that its accounting practices were accurate in all respects. Hemdale has filed a proof of claim substantially based on the allegations in its complaint. The Company has objected to Hemdale's claim and the estimation hearing on Hemdale's claim has been further adjourned in the Court until January 17, 1995. Therefore, no assurance can be given at this time concerning the ultimate outcome of the Hemdale litigation or the effect thereof, if adverse to the Company. As a result of the Company's chapter 11 filings, it is expected that this case will be tried before the Court.

10. Proposed Transaction

On August 31, 1994, the Company, the Actava Group Inc. ("Actava"), MCEG Sterling Incorporated ("Sterling"), International Telcell, Inc. ("ITI") and Metromedia International Inc. ("MII"; and together with ITI, Metromedia International Telecommunication, Inc., "MITI") signed letters of intent to combine the foregoing companies (the "Proposed Transaction") into a new company to be called "Metromedia International Group, Inc." MITI is an affiliate of Metromedia, the Company's principal shareholder.

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

The poor performance of the Company's pictures released after the Effective Date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse effect on the liquidity of the Company. As described in
Note 5, such events had an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony discussed below in the fiscal year ended February 28, 1995 ("fiscal 1995") and could have an adverse effect on the Company's ability to meet the other Plan obligations discussed below in the fiscal year ended February 29, 1996 ("fiscal 1996").

As described in Note 5, the Company was obligated to make certain principal payments to its bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony
Obligation in October and November 1994, respectively, and is obligated to make additional principal payments in October and November 1995, respectively. The Company did not generate sufficient Net Cash Flow to make the scheduled payments to the Banks and Sony in October and November 1994, respectively, and accordingly, the Guarantors under the Bank Guarantee made certain payments to such parties. In addition, based upon current estimates of Net Cash Flow, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony, in October and November 1995, respectively. The payments made by the Guarantor in October and November 1994 and any such additional payments made by the Guarantors under the Bank Guarantee on behalf of the Company to the Bank and/or to Sony result in such Guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net
Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company is obligated to reimburse the amounts paid by the Guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such Guarantors are reimbursed in full.

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

As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1995, however, the Company believes it will have sufficient liquidity to meet its obligations through fiscal 1995 except for its obligations to the Banks and Sony. Such obligations are guaranteed obligations under the Bank Guarantee as described above.

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

RESULTS OF OPERATIONS

During the third quarter of the fiscal year ending February 28, 1995 ("fiscal 1995"), the Company recorded a net loss of $4,845,000 on revenues of $44,265,000. During the third quarter of the preceding year ("fiscal 1994"), the Company recorded a net loss
$5,441,000 on revenues of $70,729,000.

For the first nine months of fiscal 1995, the Company reported a net loss of $33,229,000 on revenues of $157,509,000. For the first nine months of fiscal 1994, the Company reported a net loss of $52,495,000 on revenues of $140,952,000.

Certain factors should be considered when evaluating the Company's results of operations in the third quarter of both fiscal 1995 and
fiscal 1994.   First, as previously disclosed in the Company's 1994
Form 10-K, approximately three-quarters of the Company's film inventories are stated at amounts approximating their estimated net realizable value and do not result in the recording of gross profit upon recognition of related revenues. A significant portion of recorded revenues in the third quarter of both fiscal 1995 and fiscal 1994 related to such film inventories. In addition, the Company recorded $5,400,000 of writedowns on this product in the third quarter of fiscal 1994 including a $4,400,000 writedown of "ROBOCOP 3" based on the disappointing results of the domestic theatrical release of this picture. Accordingly, gross profit from profitable pictures (before the effect of the writedowns in the third quarter of fiscal 1994 described above), was insufficient to cover selling, general and administrative costs and interest costs recognized during each quarter.

THREE MONTHS ENDED NOVEMBER 30 (1994 vs 1993)

                  Revenues

The following table sets forth the sources of the Company's revenues from operations by market during the third quarter of fiscal 1995 and 1994 (in thousands):


                                                         Three Months Ended
                                                            November 30,
                                                     -----------------------
                                                        1994          1993
                                                     --------      ---------

Theatrical distribution                              $  2,164      $ 12,755
Television and video distribution:
      Home video direct distribution                   19,029        15,093
      Home video subdistribution                        2,325         3,401
      Pay television                                    6,926         3,220
      Free television and other                        13,821        36,260
                                                      -------       -------
            Total television and video distribution    42,101        57,974
                                                      -------       -------
                                                     $ 44,265      $ 70,729
                                                     ========      ========

                  Theatrical Revenues

Of the films unreleased at the Effective Date, the Company released the last two ("BLUE SKY" and "THERE GOES MY BABY") in the domestic theatrical marketplace during the third quarter of fiscal 1995.
Due to disappointing results neither title contributed significant revenues during the current quarter. The Company also released in the domestic marketplace one title ("NOSTRADAMUS") that was acquired under the restrictions of the Plan. Such title also did not contribute significant revenues during the current quarter.
The Company's ability to produce or acquire additional product for distribution is limited, therefore, revenues from theatrical distribution after the third quarter of fiscal 1995 will depend entirely on the Company's ability to produce or acquire additional product.

The majority of the Company's theatrical revenues in the quarter ended November 30, 1993 were generated by the domestic and foreign theatrical distribution of "ROBOCOP 3".

                  Home Video Revenues

The distribution of three of the Company's theatrical releases, "CLIFFORD", "THE FAVOR" and "CHINA MOON" in the domestic home video rental market through Orion Home Video ("OHV") accounted for over two-thirds of the Company's home video direct distribution revenues during the current year's third quarter. The remaining revenues were derived from "sell-thru" (i.e. lower priced) sales of various titles. Approximately three-quarters of the Company's home video direct distribution revenues in the previous year's third quarter were derived from the release of two titles in the domestic home video rental market.

The Company's home video subdistribution revenues in the current and previous years' third quarter were mostly generated by sales in a number of foreign territories of titles under the Company's subdistribution agreement with Sony including approximately $1,200,000 which was recognized based upon sales of "ROBOCOP 3" in each of the current and previous years' third quarters.

Furthermore, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan with regard to the investment in the production of new theatrical product, are likely to continue to have an adverse effect on quarterly revenues in both the home video direct distribution and subdistribution market for the foreseeable future.

                  Pay Television Revenues

One title became available during the third quarter of fiscal 1995 for exclusive exhibition in the pay cable market pursuant to a settlement (the "Showtime Settlement") reached with Showtime Networks Inc. ("Showtime") as described in Note 4 of Notes to Condensed Consolidated Financial Statements ("Note 4").

One title first became available during the third quarter of fiscal 1993 under the Company's original exclusive long-term film licensing agreement with Showtime. Recognition of approximately $3,100,000 of revenues on this title was deferred for the reason described below in the section entitled "Pay Television Revenues" for the nine-month periods ended November 30 (1994 vs 1993).

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

                  Free Television Revenues

The Company's free television revenues in the three-month periods ended November 30, 1994 and 1993, included approximately $7,200,000 and $9,200,000, respectively, of license fees recognized under certain foreign free television agreements. Free television revenues in the current and previous quarters each include fees from the availability to Lifetime of four and nine pictures, respectively, under the Company's two major agreements with that basic cable network. The previous year's quarter also included approximately $19,500,000 of free television revenue which was recorded upon the availability of "DANCES WITH WOLVES" to ABC and "THE SILENCE OF THE LAMBS" to CBS. The Company does not expect the network license fees of any of its remaining titles to be comparable to the amount generated by these two titles.

                  Gross Profit

No film generated significant gross profit in the current year's third quarter. Gross profit in the previous year's third quarter was most favorably affected by the network availability of "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS". Together, these two titles contributed approximately $13,300,000 to the Company's fiscal 1994 third quarter gross profit.

As previously disclosed in the Company's 1993 and 1994 Forms 10-K, approximately three-quarters of the Company's film inventories are stated at estimated net realizable value and do not result in the recording of gross profit upon the recognition of related revenues. A large portion of recorded revenues in the third quarter of fiscal 1994 and 1995 related to this film inventory. In addition, the previous year's third quarter was adversely affected by the recording of a $4,400,000 writedown to "ROBOCOP 3" based upon its less-than-previously-expected domestic theatrical performance.

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

                  Chapter 11 Reorganization Items

The Company charged approximately $135,000 and $193,000 of direct expenses for administration of the chapter 11 filing, consisting primarily of professional fees, to operations during the quarters ended November 30, 1994 and 1993, respectively.

                  Interest Expense

Interest expense for the three months ended November 30, 1994 decreased $1,503,000 (19%) from the previous year's quarter from $8,107,000 to $6,604,000. This decrease, which primarily reflects reduced interest charges on lower outstanding debt balances as principal payments continue to reduce the Company's debt, was partially offset by increased interest rates.

                  Provision for Income Taxes

The provision for income taxes on operations in the third quarter of both fiscal 1994 and fiscal 1995 are partially based on an estimate of the effective tax rate for the entire year. Only a portion of the provisions are offset by losses from operations because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur. The provision for income taxes for the three months ended November 30, 1994 and 1993 are attributable to foreign remittance taxes.

NINE MONTHS ENDED NOVEMBER 30 (1994 vs.1993)

                  Revenues

The following table sets forth the sources of the Company's
revenues from operations by market during the first nine months of fiscal 1995 and 1994 (in thousands):
                                                     Nine Months Ended
                                                        November 30,
                                                    --------------------
                                                       1994        1993
                                                    --------    --------

Theatrical distribution                             $  7,210    $ 33,779
Television and video distribution:
      Home video direct distribution                  41,769      27,492
      Home video subdistribution                       6,726       5,845
      Pay television                                  53,271      14,319
      Free television and other                       48,533      59,517
                                                    --------    --------
         Total television and video distribution     150,299     107,173
                                                    --------    --------
                                                    $157,509    $140,952
                                                    ========    ========
                  Theatrical Revenues

During the first three quarters of fiscal 1995 no title contributed significant theatrical revenues. Of the films unreleased at the Effective Date, the Company released the last two in the domestic theatrical marketplace during the third quarter of fiscal 1995. Pursuant to the terms of the Plan and the related Plan documents, the Company's ability to produce or acquire additional product for distribution is limited. Accordingly, revenues from theatrical distribution after the third quarter of fiscal 1995 will depend entirely on the Company's ability to produce or acquire additional product.

Approximately 73% of the Company's theatrical revenues in the first three quarters of fiscal 1994 were derived from the distribution of "ROBOCOP 3" and of "THE DARK HALF" in the domestic and foreign theatrical marketplaces. These films produced approximately $18,000,000 and $6,400,000 of film rentals, respectively, during the period.

                  Home Video Revenues

The distribution of "ROBOCOP 3", "CLIFFORD", "THE FAVOR" and "CHINA MOON" in the domestic home video rental market and "DANCES WITH WOLVES" in the domestic home video "sell-thru" market through OHV accounted for approximately 59% of the Company's home video direct distribution revenues during the nine months ended November 30, 1994. The distribution of "THE DARK HALF", "MARRIED TO IT" and "LOVE FIELD" in the domestic home video rental market and of "DANCES WITH WOLVES" in the domestic home video "sell-thru" market through OHV accounted for approximately 76% of the Company's home video direct distribution revenues during the previous nine month-period.

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

                  Pay Television Revenues

During the first nine months of fiscal 1995, ten titles became available for exclusive exhibition in the pay cable market pursuant to the Showtime Settlement reached with Showtime, as described below. Pay television revenues for the current nine-month period included approximately $42,800,000 from the recognition of license fees on these titles. As described below, pay television revenues of $11,700,000 for two titles were deferred during the first nine-months of fiscal 1994.

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

The Showtime Settlement provides for reduced license fees for the 16 pictures subject to the Key Man Dispute, including an approximate $4,700,000 reduction to approximately $44,700,000 of the license fees that would have been recorded during the first quarter of fiscal 1995 and during fiscal 1994 and 1993 for the nine otherwise available pictures. In addition, the license fees for the seven remaining pictures subject to the Key Man Dispute have been reduced approximately $13,600,000 to approximately $19,300,000 including one picture that became available in the third quarter of fiscal 1994. Also, the Showtime Settlement provided for a reduction of $15,000,000 in license fees recorded as revenues in previous periods related to the pictures subject to the Qualification Dispute, which amount was reversed in the fourth quarter of fiscal 1994.
The majority of the remainder of the Company's revenue in this market for the first nine months of each fiscal year was recorded upon the availability of various titles under certain foreign pay television agreements.

Furthermore, as described above, the current nine-month period included a one time recognition of significant domestic pay revenues due to the Showtime Settlement. The reduced license fees under the Showtime Settlement, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan with regard to the investment in the production of new theatrical product, are likely to have an adverse effect on quarterly revenues in this market for the foreseeable future.

                  Free Television Revenues

The Company's free television revenues in each of the fiscal 1995 and 1994 nine-month periods included approximately $23,900,000 and $23,400,000, respectively, of license fees which were recorded upon the availability in a number of foreign territories of certain of the Company's theatrical titles. Free television revenues in the current period also include approximately $11,300,000 of license fees from the availability to Lifetime of 16 pictures under the Company's two major agreements with that basic cable network, which compares to $6,800,000 of license fees for 11 titles in the previous nine-month period. During the first nine months of fiscal 1994, approximately $23,200,000 of revenues were recorded upon the availability of five films to the major networks.

                  Gross Profit (Loss)

The Company's gross profit (loss) from operations for the nine months ended November 30, 1994 increased $15,193,000 from the previous year's nine-month period from $(9,310,000) to $5,883,000.

Gross profit in the first nine months of fiscal 1995 was most favorably affected by the recognition of approximately $42,800,000 of domestic pay television license fees on ten titles pursuant to the Showtime Settlement as described above and in Note 4. These ten titles accounted for approximately $7,300,000 in gross profit during the period.

Gross profit in the previous year's first three quarters was most favorably affected by the availability to certain networks of "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS". Together those titles generated approximately $13,300,000 of gross profit during the period.

As is done every quarter, the Company performed a review of its inventory of film product and, where appropriate, adjusted values of films in release to reflect current estimates of net realizable value. The current nine-month period was most adversely affected by the recording of writedowns to the estimated net realizable value of the carrying amounts of the Company's five domestic theatrical releases during the current nine-month period. These writedowns aggregated approximately $9,400,000. Writedowns for the nine months ended November 30, 1993, aggregated approximately $20,400,000 including a $14,100,000 writedown on three of the Company's domestic theatrical releases during that nine-month period, "ROBOCOP 3", "THE DARK HALF" and "MARRIED TO IT". In addition, the Company took further writedowns aggregating approximately $6,900,000 to its completed unreleased product based upon further evaluations of their potential performance.

As stated in previous publicly-filed reports, the Company has released only 16 theatrical films that were substantially financed by the company in the domestic theatrical marketplace since the beginning of fiscal 1992, compared to an annual average of 14 releases in each of the previous three years. This reduced release schedule has had an adverse effect on amounts and comparisons of revenues and, consequently, gross profit and is expected to continue to have an adverse effect on such comparisons in future periods. Furthermore, as previously disclosed in the Company's 1993 and 1994 Forms 10-K, approximately two-thirds and three-quarters, respectively, of the Company's film inventories are stated at estimated net realizable value and do not result in the recording of gross profit upon the recognition of related revenues.

                  Chapter 11 Reorganization Items

The Company charged approximately $524,000 and $1,406,000 of direct expenses of administering the chapter 11 filing, consisting primarily of professional fees, to operations during the nine-month periods ended November 30, 1994 and 1993, respectively.

                  Interest Expense

Interest expense for the nine months ended November 30, 1994 decreased $3,649,000 (15%) from the prior year's nine-month period from $24,674,000 to $21,025,000. This decrease, which primarily reflects reduced interest charges on lower outstanding debt balances as principal payments continue to reduce the Company's debt, was partially offset by increased interest rates.

                  Provision for Income Taxes

The provision for income taxes for the first nine months of both fiscal 1994 and 1995 are partially based upon an estimate of the effective rate for the entire year. Only a portion of the provisions are offset by losses from operations because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur.

The provision for income taxes for the nine months ended November
30, 1994 and 1993 are attributable to foreign remittance taxes and minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

On the Filing Date, as described above, the Company and certain of its subsidiaries filed petitions for relief under the Bankruptcy Code in the Court. Under the Plan, the Company will continue to concentrate its efforts on the licensing and distribution of its library. Currently, the principal sources of the funds required for the Company's motion picture distribution activities are proceeds from the licensing of exhibition and ancillary rights to the Company's library. In accordance with the terms of the Plan, the Company was permitted to expend certain amounts to release the remaining unreleased titles; however, the Company will be permitted to invest in the production of new theatrical product, only if, among other things, financing for such product can be obtained, which is secured only by the film being produced or acquired and is thus nonrecourse to the other assets of the Company.

Before the filing of the Company's petitions under chapter 11, the Company had as an operating plan to release each year approximately 12 to 15 theatrical motion pictures which the Company fully or substantially financed. Prior to the filing, all new production was halted leaving the Company with only 12 largely completed but unreleased motion pictures ("Unreleased Films") at the Filing Date. In addition, under the Plan, the Company's ability to produce or invest in new theatrical product is severely limited as described above. As a result, the Company released four, three, and four theatrical motion pictures in the domestic marketplace in fiscal 1994, 1993, and 1992, respectively. Three motion pictures were released domestically in the first quarter of fiscal 1995, and the last two unreleased films were released in the current quarter. This reduced release schedule described above is likely to have an adverse impact on results of operations for the foreseeable future. Furthermore, as described in Note 4, approximately three-quarters of the Company's film inventories at February 28, 1994 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. Accordingly, selling, general and administrative costs and interest expense in future periods are likely to exceed gross profit recognized in each period, which will result in the reporting of net losses for financial reporting purposes for the foreseeable future.

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

The poor performance of the Company's pictures released after the Effective Date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse effect on the liquidity of the Company. As described in
Note 5, such events have had an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony discussed below in the fiscal year ended February 28, 1995 ("fiscal 1995") and could have an adverse effect on the Company's ability to meet the payment obligations to the Banks and Sony, and other Plan obligations discussed below in the fiscal year ended February 29, 1996 ("fiscal 1996").

As described in Note 5, the Company was obligated to make certain principal payments to its bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony Obligation in October and November 1994, respectively, and is obligated to make additional principal payments in October and November 1995, respectively. The Company did not generate sufficient Net Cash Flow to make the scheduled payment to the Banks and Sony in October and November 1994, respectively, and accordingly, the Guarantors under the Bank Guarantee made certain payments to such parties. In addition, based upon current estimates of Net Cash Flow, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony, in October and November 1995, respectively. Any such payments made by the Guarantors under the Bank Guarantee on behalf of the Company to the Banks and/or to Sony result in such Guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company would be obligated to reimburse the amounts paid by the Guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such Guarantors are reimbursed in full.

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

As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1995, however, the Company believes it will have sufficient liquidity to meet its obligations through fiscal 1995 except for its obligations to the Banks and Sony. Such obligations became guaranteed obligations under the Bank Guarantee as described above.

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

                The Litigation-Based Claims

     Mace Neufeld Productions, Inc. and Mace Neufeld v. Orion Pictures Corporation, et al., (United States District Court, Central
District of California, Civ. Action No. CV-85-7149-ER (Bx)); Mace Neufeld Productions, Inc. and Mace Neufeld v. Orion Pictures Corporation, et al., (Los Angeles County Superior Court, Western District, Case No. WEC 100794). The Bankruptcy court has approved a stipulation of settlement executed by the Company, Mace Neufeld Productions, Inc., Mace Neufeld and Fidelity and Deposit Company of Maryland settling the claims at issue and releasing claims between and among the various parties to the settlement. The settlement included, inter alia, the following: (i) the Company's allowance of a single general unsecured claim within Class 7 of the Plan in the amount of $740,000; (ii) the Company's allowance of a single general unsecured claim within Class 6 of the Plan in the amount of $250,000; and (iii) a cash payment by Fidelity and Deposit Company of Maryland to Mace Neufeld Productions, Inc. and Mace Neufeld in the amount of $593,000.

     Hemdale Film Corporation v. Orion Pictures Corporation, (Los
Angeles County Superior Court, Case No. RCO12594). The Bankruptcy Court has adjourned the claim estimation to January 17, 1995.
Settlement negotiations are ongoing.

     Pacific Western Productions, Inc., et al. v. Hemdale Film
Corporation and Orion Pictures Corporation, et al., (Los Angeles
County Superior Court, Case No. RCO12873). The Bankruptcy Court has adjourned the claim estimation to January 17, 1995.

     Paradise Films, Inc. v. Orion Pictures Corporation and Orion
Pictures Distribution Corporation, (Los Angeles County Superior
Court, Case No. BC 038330).   The Bankruptcy Court has approved a
stipulation of settlement settling the claims at issue and releasing claims between and among the various parties to the settlement. The settlement included, inter alia, the Company's allowance of a single general unsecured claim within Class 7 of the Plan in the amount of $20,000.

     Sharon Badal v. Orion Pictures Corporation, (United States
District Court, Southern District Court, Southern District of New
York, Case No. 91 Civ. 4288). The Bankruptcy Court has adjourned the claim estimation to January 17, 1995.

     Bruno Damon v. Orion Pictures Corporation, Island Helicopter Leasing Corporation and A.G.S. Realty Holding Corp., (N.Y. Sup. Ct. Index No. 34167/91) (the "Damon Action"). The Bankruptcy Court has adjourned the claim estimation to January 17, 1995. Settlement negotiations are ongoing.

     Antitrust and Similar Proceedings - Joseph Soffer d/b/a Cine 1-2-3-4 v. Orion Pictures Distribution Corporation, et al., (United States District Court for the District of Connecticut). The Bankruptcy Court has adjourned the claim estimation to January 17, 1995. The Movie v. Orion Pictures Distribution Corporation, Orion Classics, et al., (United States District Court for the Northern District of California, Case No. C86-203-90RPA). The Bankruptcy Court has adjourned the claim estimation to January 17, 1995.

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


     2. Shareholder Actions Arising Out of Proposed Transaction

     Jerry Krim v. John W. Kluge, Silvia Kessel, Joel R. Packer, Michael I. Sovern, Raymond L. Steel, Stuart Subotnick, Arnold C. Wadler, Stephen Wertheimer, Leonard White and Orion Pictures Corporation, (Delaware Chancery Court, C.A. No.13721). The Company and each of its directors has been named as a defendant in a purported class action lawsuit which alleges that although the Company's Board of Directors have not yet considered the Proposed Transaction, that the directors have failed to use the required care and diligence in considering the Proposed Transaction, and seeks to enjoin the Proposed Transaction. The lawsuit further alleges that as a result of the actions of the Company's directors, the Company's shareholders will not receive the fair value of the Company's assets and business in exchange for their Orion stock, in the Proposed Transaction. The Company and its directors have obtained an extension of time to answer the complaint. The answer is currently due on January 18, 1995.

     James F. Sweeney, Trustee of Frank Sweeney Defined Benefit Plan Trust v. John D. Phillips, Frederick B. Beilstein, III, John E. Aderhold, Michael B. Cahr, J. M. Darden, III, John P. Inlay, Jr., Clark A. Johnson, Anthony F. Kopp, Richard Nevins, Carl E. Sanders, Orion Picture Corporation, International Telcell, Inc., Metromedia International, Inc. and MCEG Sterling Inc. (Delaware Chancery
Court, C.A. No. 13765). The Company is a defendant in this class action lawsuit which was filed by shareholders of the Actava Group Inc. against Actava and its directors as well as the Company. The Complaint alleges that the terms of the Proposed Transaction constitute an overpayment by Actava for the assets of the Company and it seeks to enjoin the Proposed Transaction. The complaint further alleges that the Company knowingly aided, abetted and materially assisted Actava's directors in breach of their fiduciary duties to Actava's shareholders. The Company has obtained an extension of the time to answer the complaint, such extension can be terminated with 30 days notice.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the third quarter of the fiscal year ended February 28, 1995 to a vote of the holders of the Company's Common Stock, through the solicitation of proxies or otherwise.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits


     10.26 - Loan agreement dated as of October, 1994 between the Company and Metproductions, Inc.

     11    - Statement Re: computation of per-share earnings.

     (b) Reports on Form 8-K

The Registrant filed no Current Reports on Form 8-K during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ORION PICTURES CORPORATION
                                    (Registrant)



Dated:     January 17, 1995         \s\ Cynthia A. Friedman
                                    Cynthia A. Friedman
                                    Senior Vice President and
                                    Chief Financial Officer

                                                            EXHIBIT 11

                   ORION PICTURES CORPORATION
        STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
            (in thousands, except per-share amounts)

- ------------------------------------------------------------------------------
                             Three Months Ended         Nine Months Ended
                                November 30,               November 30,
- ------------------------------------------------------------------------------
                                1994       1993         1994         1993
- ------------------------------------------------------------------------------

Net loss                      $ (4,845)  $ (5,441)    $ (33,229)   $ (52,495)
                              ========   ========     =========    =========

Weighted average number
    of shares outstanding       20,000     20,000        20,000       20,000
                                ======     ======        ======       ======

Loss per common share          $ (0.24)   $ (0.27)     $ (1.66)     $ (2.62)
                               =======    =======      =======      =======