Form 10-K
period 1995-02-28
ORION PICTURES CORP
filed 1995-04-14
CIK 35590

=============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                -------------------

                                     FORM 10-K
  (Mark One)
  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
  For the Fiscal Year ended February 28, 1995
                                        OR
  (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
  For the transition period from          to
                                 --------    --------

                           Commission file number 1-5979
                            ORION PICTURES CORPORATION
              (Exact name of registrant as specified in its charter)
      Delaware                                     13-1680528
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)

  1888 Century Park East, Los Angeles, California                90067
  (Address of principal executive offices)                     (Zip Code)

  Registrant's telephone number, including area code:  (310) 282-0550

  Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: Common Stock - $.25 Par Value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.        Yes   X       No
                                                            -----        -----

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
  plan confirmed by a court.   Yes   X   No
                                   -----    -----

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of the closing transaction price of such stock as reported by NASDAQ/NMS on April 7, 1995 was approximately $49,845,000. All officers, directors, and holders of more than 5% of the registrant's voting stock are deemed "affiliates" of the registrant for the purpose of calculating such aggregate market value. However, no representation is made that such persons, or any of them, would be deemed "affiliates" of the registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

      Number of shares of Common Stock outstanding at April 7, 1995:
  20,000,000.

                        Documents Incorporated by Reference

    Portions of the Definitive Proxy Statement to be used in connection with the registrant's 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.


  ==============================================================================

                                      PART I


  Item 1.  Business

                                      General

    Orion Pictures Corporation (the "Company"), which was incorporated in Delaware in 1968 and is the successor to a New York corporation incorporated in 1952, changed its name from Filmways, Inc. to Orion Pictures Corporation in 1982. The Company's mailing address and the address of its principal executive offices is 1888 Century Park East, Los Angeles, California 90067. The telephone number at such offices is (310) 282-0550. Except where the context otherwise indicates, references herein to the "Company" include Orion Pictures Corporation and its subsidiaries at February 28, 1995.

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

    During the third quarter of fiscal 1995, the Company released the last two of the ten theatrical motion pictures (the "Unreleased Films") that were completed and unreleased at the Effective Date. The Company has not fully or substantially financed the production of any new film product for release in the theatrical marketplace since the Effective Date. While the Company intends to continue exploring ways in which it can exploit its existing projects in development, scripts and other properties, and to seek out and pursue business opportunities with parties who may be interested in exploiting its assets, its ability to engage in the development and production of new product is strictly limited by the Plan.

    The Plan permits the Company to engage in development, production and theatrical distribution activities as long as such activities are financed on a 100% nonrecourse basis to the Company, and to purchase additional entertainment assets with the purchase price secured solely by the assets purchased. The Company intends to pursue financing as permitted by the Plan to enable it to acquire completed motion pictures and other entertainment assets. The Company has been able to acquire, with nonrecourse financing, rights to distribute films from other film producers in specified media and territories for varying periods of time. Under such arrangements, the Company receives a distribution fee. Such arrangements, to date, have not contributed substantially to the Company's results of operations. Further, there can be no assurance that the Company will be able to continue to obtain additional nonrecourse debt financing or acquire substantial entertainment assets. See Notes 1, 3 and 12 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    The Company's distribution organization distributes its library and any acquired entertainment assets as described above, in the worldwide market. More specifically, Orion Home Entertainment Corporation ("OHEC"), a wholly owned subsidiary of the Company, distributes the Company's home video product in the United States and Canada. Orion Pictures Distribution Corporation ("OPDC"), another wholly owned subsidiary of the Company, directly licenses the Company's motion pictures to theaters throughout the United States, among other things. The Company's motion pictures are licensed to theaters throughout Canada by a subdistributor.

    In recent years, the Company distributed motion pictures to theaters in foreign countries (other than Canada) pursuant to an agreement the Company entered into in February 1990 (the "Sony Theatrical Agreement") with Sony Pictures Entertainment, Inc. ("Sony"). The Company also distributed motion pictures to the home video marketplace in foreign countries (other than Canada) pursuant to an exclusive film licensing agreement (the "Sony Video Agreement") with Sony, also entered into in February 1990. As all 23 titles licensed under these agreements have been released in the domestic theatrical marketplace, all future motion picture product whether produced or acquired will not be subject to these agreements.

    To the extent the Company has distribution rights to motion pictures not subject to the above described agreements the Company distributes to theaters and to the video marketplace in foreign countries (other than Canada) generally through local offices of major motion picture companies and through local independent subdistributors, pursuant to agreements granting them exclusive distribution rights in designated territories for a limited period of time with respect to specified motion pictures. In almost all cases, the Company retains certain rights of approval with respect to certain of the terms of such distribution.

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

    On March 29, 1994, the Company reached an agreement with Showtime settling all litigations and disputes arising out of the Showtime Agreement (the "Showtime Settlement"). See Note 5 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis". The Showtime Settlement provides for the exclusive United States pay television exhibition by Showtime of the 16 pictures subject to the Key Man Dispute, concluding with "Blue Sky", at reduced license fees. The Showtime Settlement also reduces the license fees related to the seven pictures included in the

  Qualification Dispute that were not in dispute under the key man clause described above. In addition, under the Showtime Settlement, the Company has entered into a new exclusive output agreement dated as of March 10, 1994 with Showtime, commencing with qualifying pictures initially theatrically released between January 1, 1994 and December 31, 1996 or 30 qualifying pictures (including seven of the titles released in fiscal 1994 and 1995), whichever comes first. For each motion picture, other than the seven titles released in fiscal 1994 and 1995, meeting certain requirements, the Company will receive a license fee based on a formula related to the aggregate United States theatrical film rentals of that picture. The new output agreement also provides for the licensing by Showtime of certain product in the Company's film library on a non-exclusive basis for a fixed sum payable over seven years.

    The Company also licenses its motion pictures and television product to pay television systems as well as to the free television market in other countries where such system or stations exist, through its international division, Orion Pictures International. Such licenses are either made directly or through the use of a sales agent in the specific territory. Through Orion Television Entertainment, another division of the Company, the Company licenses its product to the various domestic free television, basic cable systems or secondary pay television markets.

                                   Recent Events

    On April 12, 1995, the Company entered into a Merger Agreement (the "Merger Agreement") with The Actava Group Inc. ("Actava"), MCEG Sterling Incorporated ("Sterling") and Metromedia International Telecommunications ("MITI"), an affiliate of Metromedia, which with an affiliate, beneficially owns a majority of the Company's common stock. The Merger Agreement provides that at the effective time of the mergers, each of the Company, Sterling and MITI will merge with and into Actava, with Actava, renamed "Metromedia International Group, Inc.," being the surviving corporation of the mergers. The Merger Agreement provides that each share of the Company's outstanding common stock will be converted as follows: (i) if the average of the last sale price for Actava's common stock on the NYSE for the 20 consecutive trading days ending on the business day immediately preceding the effective time of the mergers (the "Average Closing Price") is greater than or equal to $10.50, each share of the Company's outstanding common stock will be converted into a number of shares of Actava common stock equal to a fraction, the numerator of which is 11,428,572 and the denominator of which is the number of shares of the Company's common stock outstanding on the business day immediately preceding the effective time of the mergers or (ii) if the Average Closing Price is less than $10.50, each share of the Company's outstanding common stock will be converted into a number of shares of Actava's common stock which can be determined by solving for "Y" in the following formula and dividing "Y" by the number of shares of the Company's common stock outstanding on the business day immediately preceding the effective time of the mergers:

                     "Y"  =         120,000,000
                               ---------------------
                               Average Closing Price

    Assuming that the effective time of the mergers was April 12, 1995, the Company's stockholders would have exchanged each share of the Company's common stock for .6103 shares of Actava common stock and collectively the Company's stockholders would have been entitled to receive approximately 30.3% of the surviving corporation's common stock. The Actava common stock to be issued to the Company's, Sterling's and MITI's stockholders in connection with the mergers will be identical to the shares of Actava common stock currently outstanding. Immediately following the mergers, Metromedia and certain of its affiliates will exchange their shares of Actava common stock received in the mergers and may convert certain non-recourse amounts owed by the Company and its subsidiaries and by MITI and its subsidiary to affiliates of Metromedia for shares of Class A common stock of the surviving corporation.

  The shares of Class A common stock will be entitled to three votes per share on all matters voted upon by the surviving corporation's stockholders (other than the election of directors) and will vote as a separate class to elect 6 of the 10 members of the surviving corporation's board of directors. It is currently anticipated that Metromedia and its affiliates would control in excess of 50% of the voting power of the surviving entity as a result of the stock exchanges described above.

    Metromedia International Group, Inc. will be managed by a three person Office of the Chairman consisting of John W. Kluge, the Company's current Chairman of the Board as Chairman, Stuart Subotnick, the Company's current Vice Chairman and John D. Phillips, President and Chief Executive Officer of Actava, as President and Chief Executive Officer of the surviving corporation.

    On March 2, 1995, the Company's Board of Directors formed a special committee (the "Special Committee") to consider the terms of the Merger Agreement and make a recommendation to the full Board of Directors of the Company regarding the Merger Agreement. The Special Committee was formed because the Company's Board of Directors is composed of a majority of persons who are affiliated with Metromedia and because of the Board of Director's view that in light of the share exchanges described above and the simultaneous merger of MITI into Actava, the members of the Board of Directors affiliated with Metromedia could be viewed as having an interest in the transactions contemplated by the Merger Agreement in addition to the interests of the Company's stockholders. The members of the Special Committee are Michael I. Sovern, Joel R. Packer and Raymond L. Steele, each of whom the Company considers an independent director. The Special Committee was also authorized and did engage the services of an independent law firm and an independent investment banking firm to offer advice and in the case of the investment banking firm, to render a fairness opinion to the special committee. The Special Committee expects to make its recommendation as to the Merger Agreement to the full Board of Directors shortly and the full Board of Directors intends to meet to consider the Merger Agreement promptly after receiving the special Committee's recommendation. The approval of the Merger Agreement by the Company's full Board of Directors on or prior to June 30, 1995 is a condition to the consummation of the mergers contemplated by the Merger Agreement.

    The closing of each merger contemplated by the Merger Agreement is also contingent upon the closing of the other mergers contemplated by the Merger Agreement. In addition, the consummation of the mergers contemplated by the Merger Agreement is subject, among other things, to approval by the Boards of Directors and the stockholders of the Company and the stockholders of Actava, Sterling, and MITI, the receipt of all required consents, the successful refinancing of the currently outstanding amounts owed to the Company's senior secured creditors (the Banks and Sony), and holders of Plan Debt (as defined below), to the Average Closing Price not being less than $8.25, that no material adverse change in the business, assets, prospects, condition or results of operations of the Company, Actava, MITI or Sterling shall have occurred since the date of the Merger Agreement, that the shares of Actava's common stock currently outstanding and to be issued to the Stockholders of the Company, MITI and Sterling pursuant to the Merger Agreement shall have been accepted for listing on the New York Stock Exchange, the American Stock Exchange or accepted for quotation on NASDAQ/NMS, the successfull completion by Actava of its due diligence review of MITI, the receipt of certain fairness opinions with respect to the mergers and the receipt of all required regulatory approvals, including approval with respect to the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

    Metromedia and its affiliates will control Metromedia International Group, Inc. after the mergers. Accordingly, the merger of the Company with and into Actava and the merger of Sterling with and into Actava will be accounted for as a reverse acquisition of Actava and a purchase of Sterling under the purchase method of accounting. The common control merger of the Company and MITI will be accounted for on a basis similar to a pooling of interests. For accounting purposes, the Company will be deemed the surviving corporation of each of the mergers.

                            Competition and Seasonality

    All aspects of the Company's operations are conducted in a highly competitive environment. To the extent that the Company seeks to distribute the films contained in its library or acquire product, the Company will need to compete with many other motion picture distributors, including the "majors", most of which are larger and have substantially greater resources, film libraries and histories of obtaining film properties, as well as production capabilities and significantly broader access to distribution opportunities. Many of the Company's competitors have substantially greater assets and resources, and, unlike the Company, will not be restricted to nonrecourse debt financing to acquire product. By reason of their resources, these competitors may have access to programming that would not generally be available to the Company and may also have the ability to market programming more extensively than the Company.

    Distributors of theatrical motion pictures compete with one another for access to desirable motion picture screens, especially during the summer, holiday and other peak movie-going seasons, and several of the Company's competitors in the theatrical motion picture distribution business have become affiliated with owners of chains of motion picture theaters. In addition, program suppliers of home video product compete for the open to buy dollars of video specialty stores and mass merchant retailers. A larger portion of these dollars are designated for megahit theatrically based sell-thru titles, video games and other entertainment media. The success of all the Company's product is heavily dependent upon public taste, which is both unpredictable and susceptible to change without warning.

                                     Employees

    As of February 28, 1995, the Company had approximately 165 regular employees, of whom less than 1% were represented by labor unions. This represents a substantial reduction in the number of employees from the level prior to the advent of the Company's financial difficulties primarily as a result of the Company's efforts to reduce overhead and conserve resources.

    Certain of the Company's subsidiaries are signatories to various agreements with unions that operate in the entertainment industry. In addition, a substantial number of the artists and talent and crafts people involved in the motion picture and television industry are represented by trade unions with industry-wide collective bargaining agreements.

                         Executive Officers of the Company

    Set forth below is information regarding the executive officers of the Company as of February 28, 1995, some of whom have since left the employ of the Company, as indicated. The terms of office of the executive officers who remain employed by the Company expire at the next annual meeting of the Company's Board of Directors.

  Corporate Officers
                                Offices Held and Principal
      Name            Age     Occupations for Past Five Years
      ----            ---     -------------------------------

  Susan Blodgett      46      Senior Vice President, Marketing, Orion Pictures
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

  Cynthia A. Friedman 36      Senior Vice President and Chief Financial Officer
                              of the Company, November 1992 to present.  Vice
                              President of Finance and Chief Accounting Officer of the Company from August 1991 to November 1992.
                              Vice President of the Company from May 1990 to
                              July 1991.  Controller of the Company, November
                              1987 to November 1992.

  Herbert Dorfman     52      President, OHEC, August 1994, to the present.
                              President, Orion Home Video, a division of OHEC,
                              August 1994, to present.  Senior Vice President,
                              Orion Home Video, a division of OHEC, December
                              1992 to August 1994.  Vice President, National
                              Sales, P.P.I. Entertainment, July 1992 to
                              December 1992.  Vice President of Sales, Eastern
                              Zone, Orion Home Video, July 1991 to July 1992.
                              Vice President, Sales, Orion Home Video, February
                              1990 to July 1991.  Director, Sales - Eastern
                              Division, Orion Home Video, February 1989 to
                              February 1990.  Regional Sales Manager, Orion
                              Home Video, August 1987 to February 1989.

  John W. Hester      47      Executive Vice President, General Counsel and
                              Secretary of the Company since November 1992.
                              Senior Vice President, General Counsel and
                              Secretary of the Company in November 1992.
                              Senior Vice President, Legal Affairs and
                              Corporate Operations of the Company from March
                              1992 to November 1992. Acting General Counsel of the Company from November 1991 to November 1992.
                              Vice President and Assistant Secretary of the
                              Company from March 1989 to March 1992.  Vice
                              President and Assistant Secretary of OPDC since
                              December 1988.  Company Counsel and Assistant
                              Secretary for more than 2 years prior thereto.

                              Offices Held and Principal
      Name            Age     Occupations for Past Five Years
      ----            ---     -------------------------------

  Joseph D. Indelli   55      Executive Vice President, Domestic Television
                              Distribution, Orion Television Entertainment, a division of the Company, September 1989 to present. President, MTM Distribution Group, MTM
                              Entertainment, June 1986 to September 1989.

  Diane Keating       42      Left the employ of the Company April 1, 1995.
                              President, Orion Pictures International, a division of the Company, July 1992 to April 1,
                              1995.  Senior Vice President, International Home
                              Video and Administration, Orion Pictures
                              International, June 1990 to July 1992.  Senior
                              Vice President, International Home Video, Orion
                              Pictures International, March 1989 to June 1990.
                              Vice President, International Home Video, Orion
                              Pictures International, February 1987 to March
                              1989.

  John (Jay) Peckos   45      Senior Vice President, Distribution, Orion
                              Pictures Distribution Corporation, July 1991 to present. Senior Vice President, Distribution,
                              Orion Classics, a division of the Company, April
                              1994 to present.  Senior Vice President, Motion
                              Pictures Theatrical Distribution, MGM/UA
                              Distribution Corporation, August 1984 to June
                              1991.

  Silvia Kessel       44      Executive Vice President of the Company since
                              January 1993.  Senior Vice President of the
                              Company from June 1991 to November 1992.
                              President of Kluge & Company from January 1994 to the present. Managing Director of Kluge &
                              Company from April 1990 to January 1994.  Senior
                              Vice President of Metromedia Company from
                              February 1994 to present.  Vice President of
                              Metromedia Company from 1988 to April 1990.
                              Assistant Vice President of Metromedia Company from 1985 to 1988.

  Leonard White       55      President and Chief Executive Officer of the
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

           Item 2.  Properties

             The Company's headquarters are in Los Angeles, where it currently leases approximately 42,614 square feet of office space at 1888 Century Park East under a lease expiring November 30, 1996. The annual base rental for such office space is approximately $748,000 during the term. This facility houses the executive offices of the Company, OPDC and OHEC, as well as the Company's Orion Television Entertainment and Orion Classics divisions and OPDC's Los Angeles sales office.

             The Company's principal international operations and OPDC's New York sales office is currently located at 304 Park Avenue South, New York, New York, where it leases approximately 7,315 square feet of office space under a lease expiring December 31, 1997, at a current annual base rental of approximately $160,000. Shortly after the completion of the proposed mergers described above, the Company's international operations will be relocated to the Los Angeles headquarters and the Company will attempt to sublet any excess space. In addition to the sales office facilities in New York City and Los Angeles, OPDC currently leases sales offices in Dallas, Texas.


           Item 3.  Legal Proceedings

             1. The Chapter 11 Cases
                --------------------

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

             2. The Litigation-Based Claims
                ---------------------------

              Hemdale Film Corporation v. Orion Pictures Corporation, (Los Angeles County Superior Court, Case No. RCO12594). On October 12, 1990, plaintiff Hemdale Film Corporation ("Hemdale") filed this action against the Company in Superior Court for Los Angeles County, alleging various breaches of the agreements between plaintiff and the Company for distribution of the motion pictures "PLATOON", "HOOSIERS", and "THE TERMINATOR". Plaintiff produced these pictures which the Company released. The complaint seeks an accounting and damages purportedly in excess of $30,000,000 and is based on the allegation that the Company paid Hemdale less than it was due under the agreements, used improper accounting practices, refused to permit Hemdale's representatives to conduct appropriate examinations of the Company's books and records and provided Hemdale with allegedly inaccurate and inadequate settlement statements. On December 10, 1990, the Company filed its answer, denying the material allegations of the complaint, asserting that its accounting practices were accurate in all respects. The Company also asserted various affirmative relief. The action was in the discovery stage on the Petition Date. Hemdale has filed a proof of claim substantially based on the allegations in its complaint. The Company has objected to Hemdale's claim and the estimation hearing has been adjourned in the Court until May 22, 1995. Following the filing of Hemdale's proof of claim, Hemdale (renamed as NSB Corporation) became involved in its own chapter 11 reorganization. On or about November 24, 1993, Orion filed a proof of claim for an undetermined amount in the Hemdale bankruptcy case. Hemdale has not yet obtained confirmation of any plan of reorganization.

              Pacific Western Productions, Inc., et al. v. Hemdale Film Corporation and Orion Pictures Corporation, et al., (Los Angeles County Superior Court, Case No. RCO12873). Plaintiffs in this action against the Company are the service companies for the producer, the writer and director, a principal cast member, and the special effects coordinator of the motion picture "THE TERMINATOR." In a complaint filed in Superior Court for Los Angeles County on October 16, 1990, plaintiffs alleged claims for breach of contract, breach of fiduciary duty, and fraud against co-defendant Hemdale (but not the Company) arising out of certain agreements for the production of "THE TERMINATOR."
           In a count against the Company, plaintiffs alleged that they were third-party beneficiaries of certain agreements between Hemdale and the Company. Plaintiffs seek an accounting from the Company under the previously mentioned agreements as well as compensatory, exemplary and punitive damages in unspecified amounts against both defendants. A claim has been filed in the amount of $249,835.00, to which the Company has objected. Plaintiffs have served the Company with a response to its objection to their proof of claim, and an estimation hearing is currently scheduled for May 22, 1995.

              Sharon Badal v. Orion Pictures Corporation, (United States District Court, Southern District Court, Southern District of New York, Case No. 91 Civ. 4288). On June 24, 1991, plaintiff brought an action against the Company under Title VII of the Civil Rights Act, alleging that she was constructively discharged from her employment with the Company due to sexual discrimination on the part of certain other Company employees, and requested damages in the amount of $300,000.00. On July 9, 1991, the Company answered, denying all charges. Plaintiff has filed a proof of claim based on her Title VII action in the amount of $300,000.00. The Company has objected to these proofs of claim, and the estimation hearing has been scheduled for May 22, 1995. Settlement negotiations are ongoing.

              James L. Sharmat v. Orion Pictures Corporation, et al., (Los Angeles County Superior Court, Case No. SC 009599) ("Sharmat Action"). On or about September 14, 1994, the Bankruptcy Court approved a settlement between and among the Company, James L. Sharmat, Stephen W. Sharmat and Westchester Productions, Inc. (the "Sharmat Claimants") which included, inter alia, the
                                                     ----- ----
           following: (i) the Company allowed a single general unsecured claim within Class 7 of the Plan in the amount of $12,000;
           (ii)the Sharmat Claimants' proofs of claim were withdrawn with prejudice and the Company and the Sharmat Claimants exchanged mutual releases; and (iii) the Sharmat Action was dismissed with prejudice.

              Bruno Damon v. Orion Pictures Corporation, Island Helicopter Leasing Corporation and A.G.S. Realty Holding Corp., (N.Y. Sup. Ct. Index No. 34167/91) (the "Damon Action"). On or about January 23, 1995, the Bankruptcy Court approved a settlement between the Company and Bruno Damon ("Damon"). The settlement included, inter alia, the following: (i) entry of a stipulation
                     ----- ----
           and order modifying the stay and the injunction against prosecution of the Damon Action only insofar as to permit settlement of the Damon Action and the claims arising therefrom in consideration of the sum of $240,000 to be paid solely from the Company's and defendant Cad Co. Productions, Inc.'s applicable insurance company in full satisfaction, inter alia,
                                                              ----- ----
           of all proofs of claims filed by Damon; (ii) filing of a stipulation discontinuing the Damon Action with prejudice; (iii) exchange of releases.

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

              At least three proofs of claims were filed on behalf of parties alleging that OPDC has violated state and/or federal antitrust laws. The proofs of claim arise from allegations asserted in the following two lawsuits: (i) The Movie v. Orion Pictures Distribution Corporation, Orion Classics, et al., (United States District Court for the Northern District of California, Case No. C86-203 90RPA); and (ii) Joseph Soffer d/b/a Cine 1-2-3-4 v. Orion Pictures Distribution Corporation, et al., (United States District Court for the District of Connecticut). The Company has objected to the proofs of claim filed on behalf of The Movie and Joseph Soffer. An estimation hearing to estimate the claims asserted by The Movie is scheduled on May 22, 1995. Counsel for the Company have been informed that the underlying litigation has been settled, and settlement negotiations regarding The Movie's proofs of claims are ongoing. The estimation hearing to estimate the claim asserted by Soffer has been adjourned without date.

              4. The Derivative Action.
                 ----------------------

              Harvey Cooper, Derivatively on behalf of Orion Pictures Corporation, Plaintiff, vs. John W. Kluge, Stuart Subotnick, Metromedia Company, a Partnership, and Does 1 through 100 Inclusive, Defendants, and Orion Pictures Corporation, Nominal Defendant, Bankr. Adversary Proceeding No. 93-9592A (Bankr. S.D.N.Y.) (the "Cooper Action"). On or about April 29, 1994, the United States District Court for the Southern District of New York granted the Company's motion seeking dismissal of Cooper's appeal of the Bankruptcy Court's judgment dismissing the Cooper Action. Cooper then appealed. On or about September 7, 1994, the United States Court of Appeals for the Second Circuit granted the Company's motion to dismiss Cooper's appeal. The time for Cooper to file a petition for writ of certiorari seeking review of the Second Circuit's decision since has expired without the filing of any such petition.

              5. Other Claims Issues
                 -------------------

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


              6. Shareholder Actions Arising Out of Proposed Transaction
                 -------------------------------------------------------

              Jerry Krim v. John W. Kluge, Silvia Kessel, Joel R. Packer, Michael I. Sovern, Raymond L. Steel, Stuart Subotnick, Arnold C. Wadler, Stephen Wertheimer, Leonard White and Orion Pictures Corporation, (Delaware Chancery Court, C.A. No.13721). The Company and each of its directors has been named as a defendant in a purported class action lawsuit which alleges that the mergers with Actava, MITI and Sterling are adverse to the Company's shareholders. The Company's directors have been sued for alleged violations of their fiduciary duties to the Company and its shareholders and seeks to enjoin the mergers contemplated by the Merger Agreement. The lawsuit further alleges that as a result of the actions of the Company's directors, the Company's shareholders will not receive the fair value of the Company's assets and business in exchange for their Orion stock, in the mergers contemplated by the Merger Agreement. The Company and its directors have obtained an extension of time to answer the complaint. The current extension will expire on April 17, 1995.

              James F. Sweeney, Trustee of Frank Sweeney Defined Benefit Plan Trust v. John D. Phillips, Frederick B. Beilstein, III, John E. Aderhold, Michael B. Cahr, J. M. Darden, III, John P. Imlay, Jr., Clark A. Johnson, Anthony F. Kopp, Richard Nevins, Carl E. Sanders, Orion Picture Corporation, International Telcell, Inc., Metromedia International, Inc. and MCEG Sterling Inc. (Delaware Chancery Court, C.A. No. 13765). The Company is a defendant in this class action lawsuit which was filed by shareholders of Actava against Actava and its directors as well as the Company. The complaint alleges that the terms of the merger of the Company, Actava, MITI and Sterling constitutes an overpayment by Actava for the assets of the Company and it seeks to enjoin the mergers contemplated by the Merger Agreement. The complaint further alleges that the Company knowingly aided, abetted and materially assisted Actava's directors in breach of their fiduciary duties to Actava's shareholders. The Company has obtained an indefinite extension of the time to answer the complaint.


           Item 4.  Submission of Matters to a Vote of Security Holders

              No matters were submitted during the fourth quarter of the fiscal year ended February 28, 1995 to a vote of the holders of the Company's Common Stock, through the solicitation of proxies or otherwise. The Company intends to file with the SEC not later than 120 days after the end of the fiscal year ended February 28, 1995, the Proxy Statement for the 1995 Annual Meeting of Stockholders.

                                        PART II


           Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

           Stock Prices and Dividends

              Since the Effective Date, the Company's Common Stock, $.25 par value (the "Common Stock"), has been traded in the over-the-counter market and its quotations are reported in the National Market System ("NMS") of the National Association of Securities Dealers, Inc. Automated Quotation system ("NASDAQ") under the symbol ORPC. Prior to the Effective Date, the Company's old Common Stock, $.25 par value (the "Old Common Stock"), which has been exchanged for shares of Common Stock pursuant to the Plan was traded on the New York, Pacific and Philadelphia Stock Exchanges under the symbol OPC. As of April 7, 1995, there were 510 record holders of the Common Stock. The table below reflects the quarterly high and low transaction prices per share of the Common Stock in the over-the-counter market from March 1, 1993 through April 7, 1995 as reported by NASDAQ/NMS. Prices for the Common Stock reflect interdealer transactions without markup, markdown or commission.


                                                                 High    Low
                                                                -------  ---

               Fiscal Year Ended February 28, 1994
                   First Quarter                                $  3.25  $ 2.38
                  Second Quarter                                   7.88    2.06
                   Third Quarter                                   9.50    5.50
                  Fourth Quarter                                   7.13    5.25


               Fiscal Year Ending February 28, 1995
                   First Quarter                                 $  7.00 $ 4.88
                  Second Quarter                                    6.25   2.63
                    Third Quarter                                   6.75   4.50
                  Fourth Quarter                                    6.38   4.75


               Fiscal Year Ending February 29, 1996
                  First Quarter (through April 7, 1995)          $  6.08 $ 5.50



            The Company historically has not paid any dividends on its Old Common Stock or the Common Stock. See Note 6 of Notes to Consolidated Financial Statements for a description of restrictions on the payment of dividends on the Common Stock.

     Item 6. Selected Financial Data

          The following table presents selected financial information for the Company for each of the five fiscal years ended, and as of, February 28
     (29), 1995, 1994, 1993, 1992, and 1991. The selected financial data for each of the five fiscal years ended, and as of, February 28 (29), 1995, 1994, 1993, 1992, and 1991, are derived from and qualified in their entirety by reference to the audited consolidated financial statements, the most recent three years of which are included elsewhere herein, and should be read in conjunction with such financial statements and the independent auditor's report, which contains an explanatory paragraph that states that the Company is a defendant in certain litigation which alleges various breaches of agreements by the Company and seeks certain damages. The independent auditor's report also includes an explanatory paragraph that states that based upon the Company's inability to meet required debt payments that are due within the next year under the terms of its Indebtedness (as defined in note 6 of the Notes to Consolidated Financial Statements) there exists substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements and the selected data do not include any adjustement that might result from the outcome of these uncertainties. Per share amounts for the fiscal years ended in February, 1992, and 1991, reflect the impact of the recapitalization in fiscal 1993.

Selected Financial Data
(in thousands, except per-share amounts)
Fiscal Years Ended in February,                           1995          1994           1993           1992        1991

STATEMENT OF OPERATIONS DATA
Revenues from continuing operations                  $   191,244  $    175,662  $    222,318   $     491,117  $507,304

=======================================================================================================================
Loss from continuing operations                      $  (50,270)  $  (125,196)  $   (72,973)   $   (280,832)  $(60,648)

=======================================================================================================================
Loss from discontinued
  television operations                              $     ----   $      ----   $       ----   $    (31,239)  $(2,337)

=======================================================================================================================
Loss before extraordinary gains                      $  (50,270)  $  (125,196)  $   (72,973)   $   (312,071)  $(62,985)

=======================================================================================================================
Net income (loss)                                    $  (50,270)  $  (125,196)  $    250,240   $   (312,071)  $(62,985)

=======================================================================================================================
Loss from continuing operations per share:
  Primary                                            $    (2.51)  $     (6.26)  $    (11.29)   $  (1,744.47)  $(409.97)
                                                     ==================================================================
  Fully diluted                                      $    (2.51)  $     (6.26)  $    (11.26)   $  (1,755.38)  $(427.30)


Loss before extraordinary gains per share:
  Primary                                            $    (2.51)  $     (6.26)  $    (11.29)   $  (1,938.50)  $(425.76)
                                                     ==================================================================
  Fully diluted                                      $    (2.51)  $     (6.26)  $    (11.26)   $  (1,950.62)  $(443.75)
Net income (loss) per common share:

  Primary                                            $    (2.51)  $     (6.26)  $      38.70   $  (1,938.50)  $(425.76)
                                                     ==================================================================
  Fully diluted                                      $    (2.51)  $     (6.26)  $      38.62   $  (1,950.62)  $(443.75)

=======================================================================================================================
Common and common equivalent shares entering
  into computation of per-share amounts:
  Primary                                                 20,000       20,000          6,465             161        148

                                                     ==================================================================
  Fully diluted                                           20,000       20,000          6,479             160        142

=======================================================================================================================

Cash dividends per common share                              ---          ---            ---             ---        ---

BALANCE SHEET DATA

Total assets                                         $   351,588  $    508,014  $    704,356   $     856,950  $1,058,673
Notes and subordinated debt                          $   212,079  $    274,501  $    325,158   $     521,968  $  510,894

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

    For the year ended February 28, 1995 ("fiscal 1995"), the Company recorded a net loss of $50,270,000 on revenues of $191,244,000. For the year ended February 28, 1994 ("fiscal 1994"), the Company recorded a net loss of $125,196,000 on revenues of $175,662,000. For the year ended February 28, 1993 ("Fiscal 1993") the Company recorded a loss before extraordinary items of $72,973,000 and extraordinary gains of $323,213,000 resulting in net income of $250,240,000 for fiscal 1993, on revenues of $491,117,000.

    The Company's results of operations from year to year have been substantially dependent on both the number of films released and on the acceptance of the Company's current product by general audiences. The Company released three films in fiscal 1993, four films in fiscal 1994, and five films in fiscal 1995. These pictures performed poorly in the domestic theatrical marketplace and did not generate sufficient gross profit to maintain a profitable level of operations during those years. The success of "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS" during fiscal 1993 only partially mitigated these results. The following paragraphs describe the most significant factors affecting the company's results during this three year period.

    During fiscal 1995, the Company recorded approximately $7,500,000 of writedowns to the estimated net realizable value related to the five theatrical titles released domestically during that year and $9,600,000 of writedowns to previously released product. These writedowns had a negative effect on the Company's reported gross profit (loss) in fiscal 1995.

    During fiscal 1994, the Company wrote off additional amounts on a large number of its previously released theatrical and television library titles due to certain events that occurred during that year. Such writedowns, which aggregated approximately $37,400,000 included certain amounts due to: 1) the Showtime Settlement (which is more fully described in Note 5 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K ("Note 5")) and 2) current market conditions that affected management's estimates in the fourth quarter of fiscal 1994 of the future revenue-generating potential of certain of the Company's theatrical and television library product in the domestic free television market places. In addition, including the effect of the Showtime Settlement described above the Company recorded approximately $30,400,000 of writedowns to the estimated net realizable value related to the four theatrical titles released domestically during that year, and approximately $26,800,000 of additional provisions for losses on the five titles that remained unreleased at February 28, 1994. These fiscal 1994 losses, approximately $94,600,000 in total, had a significant effect upon the Company's reported gross profit (loss) in fiscal 1994.

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

  RESULTS OF OPERATIONS

  Revenues

    The following table sets forth the sources of the Company's revenues from continuing operations by market for each of the last three fiscal years and serves as a basis for the analysis of fluctuations in revenues that follows (in thousands):

    Fiscal Years Ended in February,               1995            1994            1993

    Theatrical Distribution                        $ 8,969          $33,319          $43,255

    Television and Video Distribution:
       Home video direct distribution               51,905           37,418           52,468
       Home video subdistribution                    6,749           12,245           12,192
       Pay television                               60,900           12,330           41,007
       Free television and other                    62,721           90,350           73,396
                                                   -------          -------          -------

    Total television
    and video distribution                         182,275          142,343          179,063
                                                  --------          -------          -------

                                                  $191,244         $175,662         $222,318
                                                  ========         ========         ========


         Theatrical Revenues

    The Company released five, four, and three theatrical feature films in the domestic market place in fiscal 1995, 1994 and 1993, respectively. Only one of the Company's pictures exceeded $3,000,000 in theatrical revenues during fiscal 1995.

    Only two of the Company's pictures, exceeded $6,000,000 in theatrical revenues during fiscal 1994. Only one of the Company's pictures, "THE ADDAMS FAMILY", exceeded $9,000,000 in theatrical revenues during fiscal 1993. Revenues from "THE ADDAMS FAMILY" were earned solely outside the United States and Canada.

    The Company has released, in the domestic theatrical marketplace, all of the pictures that were fully or substantially financed by the Company. Furthermore, as described above, the Company's ability to produce or acquire additional product for theatrical distribution is limited by the Plan . Accordingly, it is anticipated that revenues from theatrical distribution in the future will depend entirely on the Company's ability to produce or acquire additional product in the accordance with the provisions of the Plan.

         Home Video Direct Distribution Revenues

    All of the Company's home video direct distribution revenues are contributed by Orion Home Video ("OHV"). OHV distributed six of the Company's theatrical releases in the domestic home video rental market in fiscal 1995, compared to three releases in both fiscal 1994 and 1993. The distribution of certain of the Company's theatrical titles in the domestic home video "sell-thru" (i.e., lower priced) market through OHV accounted for a significant portion of the Company's home video direct distribution revenues during fiscal 1993, including approximately $13,500,000 attributable to "DANCES WITH WOLVES."

    Over 60% of the Company's fiscal 1995 OHV revenues were generated by seven titles in that year, including "ROBOCOP 3" and "CLIFFORD" which produced revenues in excess of $8,600,000 and $6,600,000 respectively. Over 65% of the Company's fiscal 1994 OHV revenues were generated by five titles in that year, including "THE DARK HALF" and "DANCES WITH WOLVES", which produced revenues in excess of $8,000,000 and $6,200,000, respectively. Over 80% of the Company's fiscal 1993 OHV revenues were generated by four titles in that year, including $16,200,000, $10,300,000 and $9,500,000 which were generated by "DANCES WITH WOLVES," "LITTLE MAN TATE" and "THE SILENCE OF THE LAMBS," respectively.

    The revenues earned by "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS" since they were first released in the domestic home video rental market are among the largest generated in this market in the history of the industry. The Company has only one picture, which was fully or substantially produced by the Company left to be released in the domestic home video rental market. The Company does not expect this title to approach the success of these two titles. Furthermore, the Company's reduced theatrical release schedule in fiscal 1993, 1994 and 1995 and limitations of the Plan with regard to the investment in the production of new theatrical product, as described elsewhere in this Annual Report on Form 10-K, are likely to continue to have an adverse effect on future home video annual revenues.

         Home Video Subdistribution Revenues

    The Company's home video subdistribution revenue is primarily generated in the foreign marketplace. Beginning in fiscal 1992, the Company's foreign home video releases began to be distributed under the subdistribution agreement with Sony Pictures Entertainment, Inc. ("Sony"). Under the terms of such agreement, which was entered into in February 1990, and amended on November 5, 1992, the Company received a substantial advance against the performance of the 23 pictures (amended from 50 pictures) covered by the agreement. Revenues recorded in fiscal 1995, 1994 and 1993 (approximately $6,900,000, $8,000,000, and $9,100,000, respectively) and to be recorded under this agreement in future periods will be less than amounts that would have been recorded under previous performance-based subdistribution agreements due to the receipt of the substantial advance. In addition, the Company's reduced theatrical release schedule in fiscal 1993, 1994 and 1995 and the limitations of the Plan as described above are likely to continue to have an adverse effect on future home video subdistribution revenue.

         Pay Television Revenues

    During fiscal 1995, eleven titles became available for exclusive exhibition in the pay cable market pursuant to a settlement (the "Showtime Settlement") reached with Showtime Networks Inc. ("Showtime") during the year as described below. Pay television revenues for fiscal 1995 included approximately $46,000,000 from the recognition of license fees on these titles. During fiscal 1994 and 1993, three and five titles, respectively, first became available for exclusive exhibition in the pay cable market under the Company's old film licensing agreement, (the "Showtime Agreement") with Showtime Networks Inc. ("Showtime"). Recognition of revenues on all three fiscal 1994 titles and four of the five fiscal 1993 titles were deferred for the reason described below. The Company recorded approximately $5,900,000 of license fees related to the Showtime Agreement in fiscal 1993. Revenues for the last five released titles under such Showtime Settlement to be recognized in future periods approximates $13,500,000.

    Note 5 describes the terms of the Showtime Settlement reached on March 29, 1994 regarding, inter alia, a dispute (defined therein as the "Key Man Dispute") that existed between the Company and Showtime regarding the licensing by Showtime of the 16 pictures theatrically released in the domestic marketplace by the Company in fiscal 1992, 1993, 1994, and 1995. No revenues related to the licensing to Showtime of these disputed pictures had been recorded pending resolution of this dispute. Such deferral began to have an adverse effect on pay television revenues in the first quarter of fiscal 1993. In accordance with the terms and conditions of the Showtime Agreement, pay television revenues were recorded beginning with the first quarter of fiscal 1995. Note 5 also describes a complaint (defined therein as the "Qualification Dispute") filed by Showtime alleging that Showtime should be permitted to offset approximately $29,300,000 in fees already paid against future license fees due the Company. This matter was also settled under the Showtime Settlement, as described in Note 5.

    Pay television revenues in fiscal 1994 and 1993 would have included approximately $17,600,000 and $17,400,000, respectively, of license fees due under the Showtime Agreement, the recognition of which was deferred until the dispute was resolved. The Showtime Settlement resulted in an approximate $18,000,000 reduction to the license fees for the 16 pictures subject to the Key Man Dispute. Also, the Showtime Settlement provided for a reduction of $15,000,000 in license fees recorded as revenues in previous periods related to the pictures subject to the Qualification Dispute, which amount was reversed in the fourth quarter of fiscal 1994.

     During December 1988, the Company entered into an agreement with Sky Television plc ("Sky Movies"), an affiliate of 20th Century Fox Film Corporation which has merged with British Satellite Broadcasting ("BSB") to form BSkyB, to license the pay television rights in the United Kingdom to many of the Company's recent and current theatrical titles as well as to over 150 of its library titles. During fiscal 1995, 1994, and 1993, approximately $3,000,000, $3,600,000, and $9,500,000 respectively, of revenues were recorded upon the initial availability to Sky Movies and BSB of certain titles under these contracts. In addition, in November 1992, the Company entered into an agreement with Mitsubishi Corporation ("Mitsubishi") to license the pay and free television rights in Japan to many of the Company's recent and current theatrical titles as well as to 40 of its library titles. Approximately $5,000,000 of pay television revenues were recorded under this contract during fiscal 1993.

         Free Television Revenues

    A major source of the Company's revenues from syndication in the free television market has been derived from the licensing in certain foreign territories of free television rights to the Company's newer theatrical titles. Revenues from this source, which generally begin to be recognized two to four years after the initial domestic theatrical release of each picture, were approximately $30,500,000, $37,000,000, and $34,200,000, in fiscal 1995, 1994 and 1993, respectively. Major contracts in fiscal 1995 that contributed to revenues were with TV De Catalunya for rights in Spain, Mitsubishi for rights in Japan and Principal Network for rights in Italy. In fiscal 1994, the most significant licensees were TV de Catalunya for rights in Spain, Principal Network for rights in Italy and RTL Plus for rights in Germany. In fiscal 1993, the most significant licensees were Mitsubishi for rights in Japan, BBC for rights in the United Kingdom, and Cecchi Gori for rights in Italy, Germany and Spain.

    Another major source of revenues in the free television market has been derived from the licensing for a period of years in certain foreign territories of free television rights to certain of the Company's pre-1982 library titles. Revenues from this source were approximately $3,000,000 in fiscal 1995, approximately $2,200,000 in fiscal 1994, and approximately $6,000,000 in fiscal 1993.

    Revenues from syndication in the free television market in the United States and Canada were approximately $18,000,000 in fiscal 1993, compared to approximately $21,000,000 in fiscal 1994, and to approximately $20,000,000 in fiscal 1995, including approximately $12,000,000, $15,000,000, and $12,500,000 in fiscal 1993, 1994, and 1995, respectively, of basic cable revenues.

    The Company periodically licenses its more successful theatrical titles to the major networks in the United States. Revenues from this source were approximately $23,200,000, and $1,500,000, in fiscal 1994 and 1993, respectively. Significant revenues were recognized during fiscal 1994 upon the availabilities of "DANCES WITH WOLVES" and "THE SILENCE OF THE LAMBS" and, to a lesser extent, two other pictures. No network license fees were recognized in fiscal 1995 and it is anticipated that little or no additional network license fees will be generated unless the Company is able to produce or acquire additional product in accordance with the provisions of the Plan.

  Gross Profit (Loss)

    The Company had gross profit (revenues less cost of rentals) of $3,767,000 in fiscal 1995 compared to a loss of ($67,368,000) in fiscal 1994 and gross profit of $7,506,000 in fiscal 1993. The most significant contributions to the Company's fiscal 1995 gross profit were derived from the recognition of significant domestic pay television license fees pursuant to the Showtime Settlement as described in Note 5, as well as the continued distribution to the worldwide home video and foreign television marketplaces. The contributions to gross profit described above were offset by the effects of certain adverse factors described below.

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

    The fiscal 1995 results included writedowns to estimated net realizable value of the carrying amounts of "CLIFFORD", "CHINA MOON", "THE FAVOR", "BLUE SKY" and "THERE GOES MY BABY", all of which were released in the domestic marketplace during that year as well as additional writedowns to previously released product.

    The fiscal 1994 results included writedowns to estimated net realizable value of the carrying amounts of "MARRIED TO IT", "THE DARK HALF", "ROBOCOP 3", and "CAR 54, WHERE ARE YOU?", all of which were released in the domestic marketplace during that year as well as increases to previous provisions for losses on the Company's then remaining unreleased titles. In addition, the fiscal 1994 results were adversely affected by the writedowns due to the Showtime Settlement more fully described above and in Note 5. Furthermore, as a result of the Company's quarterly inventory reviews, described below, current market conditions in the domestic free television market affected management's estimate of the future revenue-generating potential of the Company's product in this market.

    The fiscal 1993 results included writedowns to estimated net realizable value of the carrying amounts of "ARTICLE 99" and "LOVE FIELD", both of which were released during that year, as well as increases to previous provisions for losses on certain of the Company's then unreleased titles. The fiscal 1993 results were also adversely affected by further writedowns to estimated net realizable value of "SHADOWS AND FOG". In addition, as a result of the Company's quarterly inventory reviews, described below, changed market conditions, as well as the restrictions within the Plan concerning the production of new product, significantly affected management's estimate of the future revenue generating potential of the Company's product in the foreign pay and free television marketplaces. During fiscal 1993, the Company concluded negotiations with several customers which demonstrated the reduced demand, and consequently, reduced pricing for the Company's product in these markets.

    The Company performs quarterly comprehensive reviews of its inventory of film product. In the process of performing these reviews, the Company, where appropriate, has written down the carrying amount of certain released titles to estimated net realizable value and recorded provisions for losses on certain then unreleased titles. Such writedowns, in fiscal 1995 totalled approximately $17,100,000 compared to approximately $94,600,000 in fiscal 1994, and compared to approximately $35,800,000 in fiscal 1993. Such writedowns for fiscal 1994 included an aggregate of $76,000,000 attributed to the effect of the Showtime Settlement described above, the disappointing release of four pictures during that fiscal year, and additional provisions on the five then unreleased pictures. In addition, for reasons described above and in previous publicly-filed documents, approximately three-quarters of the Company's film inventories are stated at estimated net realizable value and do not generate gross profit upon the recognition of revenues.

  Selling, General and Administrative Expense

    The Company's selling, general and administrative expense decreased 29% (approximately $8,815,000) from fiscal 1993 to fiscal 1994. Approximately $5,800,000 of the decrease in fiscal 1994 was attributed to reduced personnel costs, as well as from rejections and renegotiations of various operating leases. Selling general and administrative expense remained relatively constant from fiscal 1994 to fiscal 1995.

  Interest Expense

    Interest expense decreased from approximately $32,300,000 in fiscal 1994 to approximately $29,100,000 in fiscal 1995. Interest expense increased from approximately $23,500,000 in fiscal 1993 to approximately $32,300,000 in fiscal 1994. The fiscal 1994 increase is largely due to the impact of applying SOP 90-7 to accounting for interest related to the Company's subordinated notes and debentures. In accordance with the requirements of SOP 90-7, the Company did not accrue interest on these securities during the Bankruptcy Period. Interest expense for fiscal year 1994 includes 12 months or approximately $24,300,000 of expenses recognized related to the Company's 10% Subordinated Debentures, Talent Notes, Creditor Notes, the payment obligation to Sony and the guarantee of bank borrowings (collectively, "the New Debt Structure"). Whereas fiscal 1993 included only four months or approximately $8,600,000 of New Debt Structure interest. The fiscal 1995 decrease, which primarily reflects reduced interest charges on lower outstanding debt balances as principal payments continue to reduce the Company's debt, was partially offset by increased interest rates. Approximately $17,100,000, $17,300,000 and $6,100,000 of the above amounts in fiscal 1995, 1994 and 1993, respectively, resulted from the amortization of discounts and the carrying amount of the guarantee of bank borrowings described in Note 2. Annual interest expense is expected to continue to decrease as the Company makes payments with respect to amounts outstanding under its various securities.

  Provision for Income Taxes

    The provisions for income taxes for fiscal 1995, 1994, and 1993 are comprised primary of provisions for foreign withholding and remittance taxes incurred. Additional information regarding the Company's income tax accounts can be found in Note 8 of Notes to Consolidated Financial Statements.

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

  LIQUIDITY AND CAPITAL RESOURCES

    On the Filing Date, as described above, the Company and certain of its subsidiaries filed petitions for relief under the Bankruptcy Code in the Court. Under the Plan, the Company will continue to concentrate its efforts on the licensing and distribution of its library. Currently, the principal sources of the funds required for the Company's motion picture distribution activities are proceeds from the licensing of exhibition and ancillary rights to the Company's library. In accordance with the terms of the Plan, the Company will be permitted to invest in the production of new theatrical product, only if, among other things, financing for such product can be obtained, which is secured only by the film being produced or acquired and is thus nonrecourse to the other assets of the Company.

    Before the filing of the Company's petitions under chapter 11, the Company had as an operating plan to release each year approximately 12 to 15 theatrical motion pictures which the Company fully or substantially financed. Prior to the filing, all new production was halted leaving the Company with only 12 largely completed but unreleased motion pictures at the Filing Date. In addition, under the Plan, the Company's ability to produce or invest in new theatrical product is severely limited as described above. Accordingly the Company released five, four, and three theatrical motion pictures in the domestic marketplace in fiscal 1995, 1994, and 1993, respectively. This reduced release schedule described above is likely to have an adverse impact on results of operations for the foreseeable future. Furthermore, as described in Note 5, approximately three-quarters of the Company's film inventories at February 28, 1995 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. Accordingly, selling, general and administrative costs and interest expense in future periods are likely to exceed gross profit recognized in each period, which will result in the reporting of net losses for financial reporting purposes for the foreseeable future.

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

    Under the Plan, the Company's senior secured creditors (the Banks and Sony) are sharing 85% of the reorganized Company's Net Cash Flow. The Plan permits certain unsecured creditors (including holders of certain 10% Subordinated Debentures that were issued pursuant to the Plan as described below) to receive, on a pari passu basis with the senior secured creditors, the
                ---- -----
  remaining 15% of Net Cash Flow. After payment in full of the Allowed Claims of the Banks (and Metromedia and its Affiliate, if they shall become subrogees under the Bank Guarantee) and Sony, 100% of Net Cash Flow will be paid to the holders of such unsecured Allowed Claims. After payment of the Talent Notes, holders of the Creditor Notes and the 10% Subordinated Debentures issued pursuant to the Plan, as described below, will share 100% of Net Cash Flow.

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

    To the extent that the Company generates Net Cash Flow, the Company is required to make principal payments with respect to the Banks and Sony and to its holders of its Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") at least quarterly out of Net Cash Flow. Net Cash Flow as defined in the Plan generally provides for the payment of operating costs as incurred. Because distributions are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan, no assurance can be made as to the amount, if any, of each future distribution. See Note 6 of Notes to Consolidated Financial Statements ("Note 6"), for a schedule of the Company's Net Cash Flow payments since the Effective Date.

    The poor performance of the Company's pictures released after the Effective Date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse effect on the liquidity of the Company. As described in Note 6, such events had an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony discussed below in the fiscal year ended February 28, 1995 ("fiscal 1995") and could have an adverse effect on the Company's ability to meet the other Plan obligations discussed below in the fiscal year ended February 29, 1996 ("fiscal 1996").

    As described in Note 6, the Company was obligated to make certain principal payments to its bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony Obligation in October and November 1994, respectively, and is obligated to make additional principal payments in October and November 1995, respectively. The Company did not generate sufficient Net Cash Flow to make the scheduled payments to the Banks and Sony in October and November 1994, respectively, and accordingly, the Guarantors under the Bank Guarantee made certain payments to such parties. In addition, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony, in October and November 1995, respectively. The payments made by the Guarantor in October and November 1994 and any such additional payments made by the Guarantors under the Bank Guarantee on behalf of the Company to the Bank and/or to Sony result in such Guarantors become subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company is obligated to reimburse the amounts paid by the Guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such Guarantors are reimbursed in full.

    In addition, as described in Note 6, the Indentures pursuant to which the Talent Notes and Creditor Notes were issued (the "Indentures") provide that an event of default ("Event of Default") will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") does not exceed the mandatory minimum amounts (the "Mandatory Minimums") specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime Agreement which are not received by the Company because of the Showtime Settlement.

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

    Utilizing the Mandatory Minimums contained in the Indentures rather than the interpretation the Company believes reflects the agreement of the parties, the Company, currently anticipates that it would not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold under the Indentures beginning with the quarter ended May 31, 1995 and that accordingly, an Event of Default would occur under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or 40% in aggregate principal amount of either the Talent Notes or the Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. Notwithstanding the literal language of the Indentures, the Company believes, however, that no such Event of Default should occur because the language set forth in the Indentures does not reflect the intention of the Company and the representatives of the Plan Debt who negotiated such provisions and accordingly that no acceleration of the Notes should occur on such quarterly date. Utilizing the Company's view that the agreement of the parties is not reflected in the language of the Indentures and that the Indentures should be reformed to set forth quarterly Mandatory Minimum thresholds for each fiscal quarter, the Company nevertheless currently believes that it will not generate sufficient Net Cash Flow to satisfy such reformed quarterly Mandatory Minimums at the quarter ended August 31, 1995. In order to meet the Company's anticipated shortfall, the Company must obtain a waiver, refinance its existing Plan Debt, or obtain additional sources of financing including those described below. If the Company cannot satisfy the Mandatory Minimum thresholds at the quarter ended August 31, 1995, on such date an Event of Default would occur under the Indentures, which in turn could cause an acceleration of such Notes as described above. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. As more fully described above and in Note 11, the Company has entered into the Merger Agreement to combine the Company with Actava, Sterling, and MITI. A condition to consummation of the mergers is the refinancing of all the Company's Plan Debt and its remaining obligations to the Banks and to Sony, so as to ease the cash flow burden on the surviving company of the mergers and avoid an Event of Default and possible acceleration of the Notes pursuant to the Indentures. There can be no assurance that this proposed refinancing or the mergers contemplated by the Merger Agreement will be consummated.

    As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1996, as well as insufficient liquidity to meet its obligations in fiscal 1996 as described above.

    The Company continues to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product on a nonrecourse basis as permitted under the Plan. Since the Effective Date, the Company has been able to acquire some new product with nonrecourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite nonrecourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system.
  In addition, the Company will pursue additional nonrecourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a nonrecourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining nonrecourse financing as described above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. In addition to the mergers described above and in Note 11, the Company continues to consider its alternatives in connection with the anticipated payment shortfall to the holders of the Plan Debt including other restructuring or refinancing of such Plan Debt. Despite these intentions, there can be no assurance that any transaction, restructuring or refinancing will be consummated or that the Company will be able to generate sufficient Net Cash Flow to avoid an Event of Default under its Indentures in fiscal 1996.





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


  Item 13.  Certain Relationships and Related Transactions

  See statement below.


                                     Statement
                                     ---------

    The information called for by this PART III (Items 10, 11, 12 and 13) is not set forth herein because the Company intends to file with the SEC not later than 120 days after the end of the fiscal year ended February 28, 1995, the Proxy Statement for the 1995 Annual Meeting of Stockholders, except that the information regarding the Company's executive officers called for by Item 10 has been included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Company". Such information to be included in the Proxy Statement is hereby incorporated into these Items 10, 11, 12 and 13 by this reference.

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

    (b)  Reports on Form 8-K

    The Registrant filed no current reports on Form 8-K during the most recent fiscal quarter covered by this Annual Report on Form 10-K.


                                    SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      ORION PICTURES CORPORATION
      (Registrant)



      By:  /s/Leonard White
         --------------------------------------
          Name:   Leonard White
          Title:  President and
                  Chief Executive Officer


  Dated:  April 14, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                                    Title                      Date
    ---------                                    -----                      ----

      /s/Leonard White                           President and Chief        April 14, 1995
    ------------------------------------
         Leonard White                           Executive Officer
                                                 (Principal Executive
                                                 Officer) and Director
      /s/Cynthia A. Friedman                     Senior Vice President      April 14, 1995
    ------------------------------------
         Cynthia A. Friedman                     and Chief Financial
                                                 Officer (Principal
                                                 Financial and
                                                 Accounting Officer)


      /s/John W. Kluge                           Director                   April 14, 1995
    ------------------------------------
         John W. Kluge


      /s/Silvia Kessel                           Director                   April 14, 1995
    ------------------------------------
         Silvia Kessel


      /s/Joel R. Packer                          Director                   April 14, 1995
    ------------------------------------
         Joel R. Packer


      /s/Michael I. Sovern                       Director                   April 14, 1995
    ------------------------------------
         Michael I. Sovern


      /s/Raymond L. Steele                       Director                   April 14, 1995
    ------------------------------------
         Raymond L. Steele

      /s/Stuart Subotnick                        Director                   April 14, 1995
    ------------------------------------
         Stuart Subotnick


      /s/Arnold L. Wadler                        Director                   April 14, 1995
    ------------------------------------
         Arnold L. Wadler

      /s/Stephen Wertheimer                      Director                   April 14, 1995
    ------------------------------------
         Stephen Wertheimer

                                   EXHIBIT INDEX


           Exhibit
           Number                                Description
           -------                               -----------


           2.1+         -  Debtors' Third Amended Joint Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York on September 3, 1992 (filed by incorporation by reference to
                           Exhibit ___ to the Company's Current Report on Form 8-K dated November 5, 1993

           2.2*         -  Agreement and Plan of Merger dated as of April 12, 1995 by and among Orion Pictures Corporation,
                           Actava Group Inc., MCEG Sterling Incorporated and Metromedia International Telecommunications Inc.

           3.1(a)+      -  Restated Certificate of Incorporation of Orion Pictures Corporation filed with the State of
                           Delaware on November 5, 1992 (filed by incorporation by reference to Exhibit 3.1 to the Company's
                           Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1993 (the "November 30,
                           1992 Form 10-Q")

           3.2+         -  Amended and Restated By-Laws of the Company (filed by incorporation by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1993 (the "May 31,
                           1993 Form 10-Q")).

           4.1(a)+      -  Indenture with respect to the Company's Talent Notes due 1999 (filed by incorporation by reference to Exhibit 4.1(a) to the November 30, 1992 Form 10-Q)

           4.1(b)+      -  Indenture with respect to the Company's Creditor Notes due 1999 (filed by reference to Exhibit
                           4.1(b) to the November 30, 1992 Form 10-Q)

           4.1(c)+      -  Indenture with respect to the Company's 10% Subordinated Debentures due 2001 (filed by incorporation by reference to Exhibit 4.1(c) to the November 30, 1992 Form 10-Q)

           10.1(a)+     -  Collateral Trust Agreement, dated as of October 20, 1992, among the Company, Bankers Trust Company, the Collateral Trustees, Chemical Bank, United States Trust Company of New York, Sony Pictures
                           Entertainment, Inc. and Metromedia Company (the "Collateral Trust Agreement") (filed by incorporation by reference to Exhibit 10.1 to the November 30, 1992 Form 10-Q)

           10.1(b)+     -  Amendment No. 1 to the Collateral Trust Agreement dated as of December 4, 1992

           10.2+        -  Lease dated December 1, 1992 between JMB/1888 Partners and the Company with respect to space at
                           1888 Century Park East, Los Angeles, CA  90067

           10.3+        -  Reimbursement Agreement, dated as of October 20, 1992, among the Company, Metromedia Company and
                           John Kluge (filed by incorporation by reference to Exhibit 10.3 to the November 30, 1992 Form 10-Q)

           Exhibit
           Number                                Description
           -------                               -----------

           10.4(a)+     -  Stock Purchase Agreement, dated as of September 18, 1992, among the Company, Metromedia Company and
                           John W. Kluge (filed by incorporation by reference to Exhibit 10.4(a) to the November 30, 1992 Form
                           10-Q)

           10.4(b)+     -  Amendment No. 1 to the Stock Purchase Agreement dated as of September 18, 1992, dated as of October
                           15, 1992, by the Company, Metromedia Company and John W. Kluge (filed by incorporation by reference to Exhibit 10.4(b) of the November 30, 1992 Form 10-Q)

           10.4(c)+     -  Employment Agreement dated as of July 1, 87 between the Company and Rochel S. Blachman (filed by incorporation by reference to Exhibit 10.4(l) to the 1988 10-K)

           10.4(d)(1)+-    Employment Agreement dated as of March 1, 1988 between the Company and Wendy Smith Stover (filed by incorporation by reference to Exhibit 10.4(j) to the 1988 10-K)

           10.4(d)(2)+-    Amendment dated as of March 1, 1990 to Employment Agreement between the Company and Wendy Stover
                           (filed by incorporation by reference to Exhibit 19.6 to the Company's Quarterly Report on form 10-Q for the quarter ended May 31, 1990, Commission File No. 1-8979 (the "May 1990 10-Q"))

           10.4(e)+     -  Heads of Agreement relating to the employment by the Company of Gary Nardino (filed by incorporation by reference to Exhibit 10.4(l) to the 1989 10-K)

           10.4(f)+     -  Amendment dated as of March 1, 1990 to Employment Agreement between the Company and Arthur B. Krim
                           (filed by incorporation by reference to Exhibit 19.1 to the May 1990 10-Q)

           10.4(g)+     -  Amendment dated as of March 1, 1990 to Employment Agreement between the Company and Eric Pleskow
                           (filed by incorporation by reference to Exhibit 19.2 to the May 1990 10-Q)

           10.4(h)+     -  Amendment dated as of March 1, 1990 to Employment Agreement between the Company and William
                           Bernstein (filed by incorporation by reference to Exhibit 19.3 to the May 1990 10-Q)

           10.4(i)+     -  Amendment dated as of March 1, 1990 to Employment Agreement between the Company and Marc E. Platt dated as of November 4, 1988 (filed by incorporation by reference to Exhibit 19.4 to the May 1990
                           10-Q)

           10.4(j)+     -  Amendment dated as of March 1, 1990 to Employment Agreement between the Company and John Laing dated as of February 6, 1989 (filed by incorporation by reference to Exhibit 19.5 to the May 1990
                           10-Q)

           10.4(k)+     -  Amendment dated as of June 1, 1990 to Employment Agreement between the Company and Lawrence
                           Bernstein dated as of February 1, 1988 (incorporated by reference to Exhibit 19.7 to the May 1990
                           10-Q)

           Exhibit
           Number                                Description
           -------                               -----------

           10.4(l)+     -  Employment Agreement between the Company and David M. Forbes dated as of February 26, 1990 (filed by incorporation by reference to Exhibit 19.8 to the May 1990 10-Q)

           10.4(m)+     -  Employment Agreement between the Company and Neil R. McCarthy dated as of April 20, 1990 (filed by incorporation by reference to Exhibit 19.9 to the May 1990 10-Q)

           10.4(n)+     -  Agreement dated as of February 21, 1992, by and between the Company and William Bernstein

           10.4(o)+     -  Restated Employment Agreement dated as of March 1, 1992, between the Company and Leonard White

           10.4(p)+     -  Agreement dated as of April 27, 1992, by and between the Company and Arthur B. Krim

           10.4(q)+     -  Agreement dated as of April 27, 1992, by and between the Company and Eric Pleskow

           10.4(r)+     -  Agreement dated as of December 1992, by and between the Company and Leonard White

           10.4(s)+     -  Agreement dated as of December 1992, by and between the Company and John W. Hester

           10.4(t)+     -  Termination Agreement dated as of December 1992, by and between the Company and Rochel S. Blachman

           10.5(a)+     -  Credit Agreement dated as of December 17, 1987 (the "Credit Agreement") among Orion Pictures
                           Corporation and Manufacturers Hanover Trust Company, as agent and as a Bank, the Bank of Nova
                           Scotia, Chemical Bank, Security Pacific National Bank, Continental Illinois National Bank and Trust
                           Company of Chicago, First National Bank of Minneapolis, and National Bank of Canada (filed by incorporation by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the
                           quarter ended November 30, 1987)

           10.5(b)+     -  Amendment No. 1 dated as of June 1, 1988 to the Credit Agreement (filed by incorporation by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                           May 31, 1988)

           10.5(c)+     -  Amendment No. 2 dated as of August 17, 1988 to the Credit Agreement (filed by incorporation by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                           August 31, 1988)

           10.5(d)+     -  Amendment No. 3 dated as of October 17, 1988 to the Credit Agreement (filed by incorporation by reference to Exhibit 19.1 to the November 1988 10-Q)

           Exhibit
           Number                                Description
           -------                               -----------

           10.5(e)+     -  Amendment No. 4 dated as of March 10, 1989 to the Credit Agreement (filed by incorporation by reference to Exhibit 10.5(e) to the Company's Annual Report on Form 10-K for the fiscal year ended
                           February 28, 1989, Commission File No. 1-5979)

           10.5(f)+     -  Amendment No. 5 dated as of May 31, 1989 to the Credit Agreement (filed by incorporation by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1989, Commission File No. 1-5979)

           10.5(g)+     -  Waiver dated as of August 18, 1989 to the Credit Agreement (filed by incorporation by reference to
                           Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31,
                           1989, Commission File No. 1-5979)

           10.5(h)+     -  Amended and Restated Credit Agreement dated as of September 27, 1989 among the Company,
                           Manufacturers Hanover Trust Company, as Agent and as a Bank and the Bank of Nova Scotia; Chemical
                           Bank, Security Pacific National Bank; Continental Bank, N.A.; First Bank, National Association; and
                           National Bank of Canada (the "Amended and Restated Credit Agreement") (filed by incorporation by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1989, Commission File No. 1-5979)

           10.5(i)+     -  First Amendment and Waiver dated as of November 15, 1989 to the Amended and Restated Credit
                           Agreement (filed by incorporation by reference to Exhibit 19.1 to the Company's Quarterly Report on
                           Form 10-Q for the fiscal quarter ended November 30, 1989, Commission File No. 1-5979)

           10.5(j)+     -  Second Amendment and Restated Credit Agreement dated as of July 27, 1990, among the Company,
                           Manufacturers Hanover Trust Company, as Agent and as a Bank, and Chemical Bank; the Bank of Nova
                           Scotia; Security Pacific National Bank; Continental Bank, N.A.; National Bank of Canada; Bank of
                           America National Trust and Savings Association; the Bank of California; and Union Bank (the "Second
                           Amended and Restated Credit Agreement") (filed by incorporation by reference to Exhibit 19.1 to the
                           Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1990, Commission
                           File No. 1-5979 (the "August 1990 10-Q"))

           10.5(k)+     -  First Amendment dated as of September 20, 1990 to the Second Amended and Restated Credit Agreement
                           (filed by incorporation by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q
                           for the fiscal quarter ended November 30, 1990, Commission File No. 1-5979 (the "November 1990
                           10-Q"))

           10.5(l)+     -  Waiver dated as of December 11, 1990 to the Second Amended and Restated Credit Agreement
                           (incorporated by reference to Exhibit 19.2 to the November 1990 10-Q)

           Exhibit
           Number                                Description
           -------                               -----------
           10.5(m)+     -  Third Amended and Restated Credit Agreement dated as of October 20, 1992 (incorporated by reference to November 30, 1992 10-Q)

           10.5(n)+     -  Third Amended and Restated Credit Agreement, dated as of October 20, 1992, among the Company,
                           Chemical Bank, as Agent and the financial institutions from time to time parties to the Agreement
                           (filed by incorporation by reference to Exhibit 10.2 to the November 30, 1992 Form 10-Q)

           10.5(o)+     -  Bank Waiver and Consent dated June 30, 1993 between the Company, Chemical Bank and the Banks party to the Third Amended and Restated Credit Agreement (filed by incorporation to Exhibit 10.5(o) to the May 31, 1993 Form 10-Q).

           10.6(a)#+    -  Agreement dated as of February 8, 1985 between the Company and Home Box Office, Inc. (the "1985 HBO
                           Agreement") (filed by incorporation by reference to Exhibit 10.8 to the 1985 10-K)

           10.6(b)#+    -  Amendment Number One dated as of June 6, 1985 to the 1985 HBO Agreement (filed by incorporation by reference to Exhibit 10.9(b) to the 1986 10-K)

           10.7#+       -  Letter Agreement, Home Video License Agreement, Pay Cable License Agreement and Additional Letter,
                           each dated as of November 7, 1985, between the Company and Home Box Office, Inc. (filed by incorporation by reference to Exhibit 19.4 to the August 1986 10-Q)

           10.8#+       -  Exclusive Output Agreement dated as of August 1, 1986 between Showtime/The Movie Channel Inc. and the Company (the "Showtime Agreement") (filed by incorporation by reference to Exhibit 19.4 to the
                           August 1986 10-Q)

           10.9+        -  Engagement Letter between Salomon Brothers Inc and the Company dated November 16, 1990

           10.10+       -  Agreement dated as of November 28, 1990 (and executed on December 12, 1990) between MetMermaids, a
                           Joint Venture between John W. Kluge, as Trustee, and Stuart Subotnick, and the Company (filed by incorporation by reference to Exhibit 28.1 to the November 1990 10-Q)

           10.11+       -  Engagement Letter between Donaldson, Lufkin & Jenrette and the Company dated April 22, 1991

           10.12+       -  Engagement Letter between Donaldson, Lufkin & Jenrette and the Company dated January 17, 1992
                           (incorporated by reference to Exhibit Number 10.12 of the 1992 10-K)

           10.13+       -  Annual Bonus Plan (filed by incorporation by reference to Exhibit 10.13 to the May 31, 1993 Form
                           10-Q)

           Exhibit
           Number                                Description
           -------                               -----------

           10.14+       -  Loan Agreement dated as of July 29, 1993 between the Company and MetProduction, Inc
                           ("Metproductions") (filed by incorporation by reference to Exhibit 10.14 to the Company's Quarterly
                           Report on Form 10-Q for the fiscal quarter ended August 31, 1993 (the "August 31, 1993 Form 10-
                           Q")).

           10.15+       -  Loan Agreement dated as of August 2, 1993 between the Company and MetProductions (filed by incorporation by reference to Exhibit 10.15 to the August 31, 1993 Form 10-Q)

           10.16+       -  Employment Agreement dated as of December, 1992 between Orion Home Entertainment Corporation and
                           Herbert Dorfman (filed by incorporation by reference to Exhibit 10.16 to the August 31, 1993 Form
                           10-Q)

           10.17+       -  Employment agreement dated as of July 1, 1993 between the Company and Cynthia Friedman (filed by incorporation by reference to Exhibit 10.17 to the August 31, 1993 Form 10-Q)

           10.18+       -  Employment agreement dated as of July 1, 1993 between the Company and Diane Keating (filed by incorporation by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the
                           fiscal quarter ended November 30, 1993 (the "November 30, 1993 Form 10-Q"))

           10.19+       -  Loan Agreement dated as of November 12, 1993 between the Orion Home Entertainment Corporation and
                           MetProduction, Inc. ("Metproductions") (filed by incorporation by reference to Exhibit 10.19 to the
                           November 30, 1993 Form 10-Q)

           10.20+       -  Stipulation and Order Settling Litigations and Disputes between Reorganized Debtors and Showtime
                           Networks Inc. (the "Showtime Settlement"). (filed by incorporation by reference to Exhibit 99.1 to the Company's form 8-K dated March 29, 1994)

           10.21+       -  Loan Agreement dated as of January 10, 1994 between the Company and Metproductions (filed by incorporation by reference to Exhibit 10.21 to the February 28, 1994 Form 10-K)

           10.22+       -  Loan Agreement dated as of January 27, 1994 between Orion Home Entertainment and Metproductions
                           (filed by incorporation by reference to Exhibit 10.22 to the February 28, 1994 Form 10-K)

           10.23+       -  Loan agreement dated as of June 20, 1994 between the Company and Metproductions, Inc. (filed by incorporation by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the
                           fiscal quarter ended May 31, 1994 (the "May 31, 1994 Form 10-Q"))

           10.24+       -  Employment agreement dated as of December 1992, between the Company and Susan Blodgett (filed by incorporation by reference to Exhibit 10.24 to the May 31, 1994 Form 10-Q)

           Exhibit
           Number                                Description
           -------                               -----------
           10.25+       -  Loan agreement dated as of July 18, 1994 between the Company and Metproductions, Inc. (filed by incorporation by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10Q for the
                           fiscal quarter ended August 31, 1994)

           10.26+       -  Loan agreement dated as of October 1994 between the Company and Metproductions, Inc. (filed by incorporation by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the
                           fiscal quarter ended November 30, 1994)

           10.27*       -  Loan agreement dated as of October 1994 between the Company and Metproductions, Inc.

           11*          -  Statement re: computation of per share earnings

           16+          -  Letter from Ernst & Young dated March 10, 1993 to the Securities and Exchange Commission (filed by incorporation by reference to Exhibit C to the Company's Current Report Form 8-K dated March 10,
                           1993)

           21*          -  List of subsidiaries of the Company as of February 28, 1995


  -------------------

  *   Filed herewith.

  # Certain portions of these Exhibits have been deleted pursuant to requests for confidential treatment pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

  +   Previously filed with Securities and Exchange Commission.

                           INDEX TO FINANCIAL STATEMENTS




    Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

    Consolidated Statements of Operations for the fiscal years ended in February 1995, 1994 and 1993  . . . . . . . . . .   F-2

    Consolidated Balance Sheets at February 28, 1995 and February 28, 1994  . . . . . . . . . . . . . . . . . . . . . . .   F-3

    Consolidated Statements of Cash Flows for the fiscal years ended in February 1995, 1994 and 1993  . . . . . . . . . .   F-4

    Consolidated Statements of Common Stock,
      Paid-in Surplus and Accumulated Deficit for the fiscal years ended in February 1995, 1994 and 1993  . . . . . . . .   F-5

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

    Consolidated Financial Statement Schedules for the fiscal years ended in February 1995, 1994 and 1993:
      II.  Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-28




  All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the Consolidated Financial Statements or the Notes thereto listed above.

                          REPORT OF INDEPENDENT AUDITORS

  The Board of Directors and Stockholders
  Orion Pictures Corporation:

  We have audited the consolidated financial statements of Orion Pictures Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Pictures Corporation and subsidiaries as of February 28, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in note 10 of notes to consolidated financial statements, the Company is a defendant in litigation with a producer who alleges various breaches of agreements by the Company in its distribution of certain motion pictures which the plaintiff produced. The complaint seeks an accounting and damages for alleged improper accounting practices resulting in an underpayment of substantial amounts to the producer. It is not possible to assess the ultimate damages, if any, at this time.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in notes 6 and 12 of notes to consolidated financial statements, the Company has certain Mandatory Minimum amounts (as defined in note 6 of notes to consolidated financial statements ("Note 6")), that are due within the next year under the terms of its Indentures (as defined in Note 6).
  Based upon current estimates of available cash flow, the Company does not believe it will have sufficient cash to make these payments as they become due. In order to meet such obligations, the Company must obtain a waiver, refinance its existing Indentures, or obtain additional sources of financing. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 12 of notes to consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  As discussed in note 8 of notes to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No.109. "Accounting for Income Taxes" in fiscal 1994.

  Los Angeles, CA

  April 12, 1995                               KPMG PEAT MARWICK LLP
     Orion Pictures Corporation
     (Debtor-in-Possession from December 11, 1991 to November 5, 1992 - Note 1)

        Consolidated Statements of Operations
        (in thousands, except per-share amounts)


        Fiscal Years Ended in February,                                                 1995          1994          1993

          Revenues                                                                   $191,244       $175,662      $222,318

          Cost of rentals                                                             187,477        243,030       214,812

          Gross profit (loss)                                                           3,767        (67,368)        7,506

          Other costs and expenses:
              Selling, general and administrative                                      22,045         21,639        30,454
              Interest expense, net (contractual interest of $52,952 for the
                fiscal year ended in February 1993)                                    29,082         32,296        23,533

          Loss before chapter 11 reorganization items
              and provision for income taxes                                          (47,360)      (121,303)      (46,481)

          Chapter 11 reorganization items                                               1,610          1,793        20,792

          Loss before provision for income taxes                                      (48,970)      (123,096)      (67,273)
          Provision for income taxes                                                    1,300          2,100         5,700

        Loss before extraordinary gains recognized
          upon emergence from chapter 11                                              (50,270)      (125,196)      (72,973)

        Extraordinary gains recognized upon emergence
          from chapter 11, net of income taxes                                           ----           ----       323,213
        Net income (loss)                                                            $(50,270)     $(125,196)     $250,240

        Income (loss) per common share:
          Loss before extraordinary gains                                             $ (2.51)       $ (6.26)     $ (11.29)
                                                                                   ===========       ========     =========
          Net income (loss)                                                           $ (2.51)       $ (6.26)     $  38.70

     See accompanying notes to consolidated financial statements.

     Orion Pictures Corporation
     (Debtor-in-Possession from December 11, 1991 to November 5, 1992 - Note 1)

        Consolidated Balance Sheets
        (in thousands)


                                                                                              February 28,        February 28,
                                                                                                  1995                1994

        ASSETS:

          Cash and cash equivalents (Notes 2 and 6)                                            $  26,190          $ 37,114
          Accounts receivable, net                                                                59,710            81,981
          Film inventories                                                                       249,674           367,152

          Other assets                                                                            16,014            21,767

                                                                                               $ 351,588         $ 508,014

        LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY):

          Accounts payable                                                                       $ 1,107           $ 1,681

          Accrued expenses                                                                        32,455            40,906
          Participations and residuals                                                            45,927            50,595
          Notes and subordinated debt (including
             $19,544 due majority shareholder
             at February 28, 1995)                                                               212,079           274,501
          Deferred revenues                                                                       68,487            98,528

          Commitments and contingencies (Note 11)
          Liquidity (Note 12)
          Shareholders' equity (capital deficiency):

             Common Stock, $.25 par value, authorized
              100,000,000 shares, issued and outstanding
              20,000,000 shares                                                                    5,000             5,000

             Paid-in surplus                                                                     265,811           265,811

             Accumulated deficit                                                                (279,278)         (229,008)

              Total shareholders' equity (capital deficiency)                                    (8,467)            41,803


                                                                                               $ 351,588         $ 508,014

     See accompanying notes to consolidated financial statements.

     Orion Pictures Corporation
     (Debtor-in-Possession from December 11, 1991 to November 5, 1992 - Note 1)

Consolidated Statements of
Cash Flows
(in thousands)

Fiscal Years Ended in February,                                                1995             1994           1993

Operations:
  Loss before chapter 11 reorganization items and
     provision for income taxes                                           $  (47,360)     $  (121,303)      $ (46,481)
  Provision for income taxes                                                   1,300            2,100           5,700

  Loss exclusive of chapter 11 reorganization items                          (48,660)        (123,403)        (52,181)
  Adjustments to reconcile loss exclusive of
  chapter 11 reorganization items to cash provided by
  operations exclusive of chapter 11 reorganization items:
     Amortization of film costs                                              140,318          199,219         161,173
     Amortization of bank guarantee                                            4,951            5,625           2,243
     Amortization of debt discounts and costs                                 12,153           12,314           7,345
     Depreciation and amortization                                               767              708           1,511
     Decrease in accounts receivable                                          22,271           15,718          49,796
     Decrease in accounts payable                                               (574)          (2,418)         (2,168)
     Decrease in accrued expenses                                             (5,476)          (5,291)        (23,115)
     Accrual of participations and residuals                                  25,628           17,392          28,871
     Payments of participations and residuals                                (32,353)         (27,306)        (14,340)
     Decrease in deferred revenues                                           (30,041)          (2,476)         (6,551)

           Cash provided by operations
             exclusive of chapter 11 reorganization items                     88,984           90,082         152,584
           Payments of chapter 11 reorganization items                        (1,610)          (1,793)        (23,438)

           Cash provided by operations                                        87,374           88,289         129,146
Investment activities:
  Investment in film inventories                                             (22,840)         (67,481)         (7,348)
  Additions to property and equipment                                         (1,198)            (785)           (177)
  Decrease in other assets                                                     1,233            4,263           3,046
           Cash used in investment activities                                (22,805)         (64,003)         (4,479)
Financing activities:
  Additions to notes and subordinated debt                                    19,544            ----             ----
  Payments on notes and subordinated debt                                    (95,037)         (64,711)        (83,688)
  Sale of common stock to majority shareholder                                 -----            -----          15,000
           Cash used in financing activities                                 (75,493)         (64,711)        (68,688)

Net increase (decrease) in cash                                              (10,924)         (40,425)         55,979
Cash and cash equivalents at beginning of year                                37,114            77,539         21,560

Cash and cash equivalents at end of year                                   $   26,190       $   37,114      $  77,539

     See accompanying notes to consolidated financial statements

     Orion Pictures Corporation
     (Debtor-in-Possession from December 11, 1991 to November 5, 1992 - Note 1)

        Consolidated Statements of
        Common Stock, Paid-in Surplus
        and Accumulated Deficit
        (in thousands)



                                                                              Three Years Ended February 28, 1995
                                                               ----------------------------------------------------------------

                                                                         Common Stock
                                                                      ------------------
                                                                    Number of                    Paid-in        Accumulated
                                                                      Shares        Amount       Surplus          Deficit

        Balances, February 29, 1992                                 22,508,600   $  5,627      $  185,101      $  (354,052)
        Net income                                                        ----       ----            ----          250,240
        Emergence from chapter 11:
          Redemption of previously outstanding
            Common Stock                                           (22,508,600)    (5,627)           ----             ----
          Issuances of Common Stock:
             To holders of previously outstanding preferred
                and Common Stock                                       180,000         45           5,656             ----
             To holders of previously outstanding
               subordinated debt                                     9,800,000      2,450          23,030             ----
             To majority shareholder                                10,020,000      2,505          23,547             ----
          Benefit of exchange with majority shareholder                   ----       ----          28,477             ----

        Balances, February 28, 1993                                 20,000,000      5,000         265,811         (103,812)
        Net loss                                                          ----       ----            ----         (125,196)

        Balances, February 28, 1994                                 20,000,000      5,000         265,811         (229,008)
        Net loss                                                          ----       ----            ----          (50,270)

        Balances, February 28, 1995                                 20,000,000   $  5,000       $ 265,811       $ (279,278)

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

     Description of the Business

       The business activities of the Company constitute a single business segment, filmed entertainment, which, included the financing, production and distribution of theatrical motion pictures. The terms of the Plan severely limit the Company's ability to finance and produce additional theatrical motion pictures (Note 3). Therefore, the Company's primary activity is the ongoing distribution of its present library of theatrical motion pictures and television programming. As described in Note 3, the Company believes the lack of a continuing flow of newly produced theatrical product has adversely affected the marketability of its library.

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

     Orion Pictures Corporation


     Summary of Significant Accounting Policies

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, most of which are wholly owned. All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements for the years ended February 28, 1994 and February 28, 1993 ("fiscal 1994" and "fiscal 1993", respectively), contain certain reclassifications to conform to the presentation for the year ended February 28, 1995 ("fiscal 1995").

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

     Orion Pictures Corporation


     stated at its estimated fair value at the Effective Date, less accumulated amortization. Amortization is being calculated on the effective interest method over certain related cash flows estimated in the Plan.

       Income (Loss) per Common Share

       Pursuant to the Plan (Note 2), all 22,508,600 shares of the Company's previously outstanding common stock and 7,237 shares of the Company's previously outstanding preferred stock were canceled at the Effective Date and the holders of such stock received 160,000 and 20,000 shares (0.8% and 0.1%), respectively, of the reorganized Company's 20,000,000 newly issued common shares. All outstanding options to purchase common stock pursuant to the Company's stock option plans (Note 7) were also canceled.

       Per-share amounts presented on the Company's consolidated statements of operations are computed by dividing Loss before extraordinary gains and Net income (loss) each as reduced by preferred and preference dividends and, when applicable, increased by pro-forma reductions in interest expense (net of tax) resulting from the assumed exercise of stock options and warrants when such securities were outstanding (Note 7) and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and dilutive common equivalent shares outstanding during each period. Reported per-share amounts are based on 20,000,000, 20,000,000 and 6,465,000 common and common equivalent shares in fiscal 1995, 1994, and 1993, respectively.

       Fully diluted per-share amounts are not presented because the dilutive effect of the Company's other potentially dilutive securities (the Series B Preferred Stock) was immaterial for all reported periods.

       If the Plan had become effective on March 1, 1992, Loss per share for the year ended February 28, 1993 would have been $4.54 per share. Such pro-forma per-share amount is based on the assumption that the 20,000,000 shares of the reorganized Company's common shares that have been issued pursuant to the Plan, the 10% Subordinated Debentures, the Talent Notes, the Creditor Notes, the payment obligation to Sony and the guarantee of bank borrowings (Notes 2 and 6) had all been outstanding during the entire period.

       Financial Instruments

       The estimated fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments. The carrying value of receivables with maturities greater than one year have been discounted and if such receivables were discounted based on current market rates, the fair value of these receivables would not be materially different than their carrying value. Because the Company's bank debt is a floating interest rate instrument, it is assumed that the carrying value would approximate fair value. The remaining debt (i.e., 10% Subordinated Debentures, Talent Notes, Creditor Notes and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis (see Note 2 and 6) using market rates applicable at the Effective Date. If such debt were discounted based on current market rates, the fair value of this debt would not be materially different than its carrying value.

     Orion Pictures Corporation



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

       All descriptions of new securities in this Annual Report on Form 10-K refer to securities issued and, in certain cases, estimated amounts of such securities that are yet to be issued, unless the context indicates otherwise. Securities yet to be issued relate to disputed claims.

     Orion Pictures Corporation


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

       The Company ceased accruing interest on its subordinated notes and debentures on the Filing Date and adjusted all debt discounts related to such securities at the Filing Date so that the carrying amount of each security was equivalent to the related estimated allowable claim pursuant to the Bankruptcy Code. Contractual interest shown on the Consolidated Statements of Operations for the year ended February 28, 1993 ($52,952,000) includes approximately $27,400,000 of interest that would have been payable on the Company's subordinated notes and debentures from March 1, 1992 until the Effective Date.

       In accordance with the terms of the Plan, all of the Company's subordinated notes and debentures were canceled . In satisfaction of the claims for such subordinated notes and debentures and the related accrued and unaccrued unpaid interest, the Company distributed, pursuant to allocations in the Plan, a 49% equity interest in the Company and new $50,000,000 initial principal amount of 10% nine-year subordinated debentures ("10% Subordinated Debentures") (Note 6) to holders of such securities. To record this transaction, the Company removed the carrying amount of the subordinated notes and debentures ($280,714,000) and related accrued interest ($30,812,000) from the accounts, recorded the estimated fair value of the 49% equity interest in the Company received by the subordinated debtholders in the form of common stock ($25,480,000) and the estimated fair value of the 10% Subordinated Debentures issued to those debtholders ($37,051,000, which is the $50,000,000 initial principal amount less a $12,949,000 discount recorded to increase the effective interest rate on the securities to 18%) and recognized an extraordinary gain of $248,995,000.

     Metromedia Exchange

       On December 12, 1990, the Company executed an agreement with MetMermaids, a joint venture between John W. Kluge (as Trustee) and Stuart Subotnick (the "Joint Venture") pursuant to which an interest was granted in certain of the proceeds of "MERMAIDS", a feature length motion picture released by the Company on December 14, 1990, in return for an investment by the Joint Venture in the picture of approximately $23,000,000. Messrs. Kluge and Subotnick, together and through Metromedia Company, own a majority of the Common Stock of the Company. Participations and residuals on the Consolidated Balance Sheet at the Effective Date included approximately $20,800,000 of amounts due to MetMermaids that had been accrued since "MERMAIDS" was released, including approximately $700,000 that was accrued during fiscal 1993.

       Upon effectiveness of the Plan, the "MERMAIDS" obligation was contributed to the Company by Metromedia along with $15,000,000 in cash by John W. Kluge and a guarantee by Metromedia and Mr. Kluge of the Company's bank borrowings (Note 6) in exchange for a 50.1% equity interest in the Company. To record this transaction, the Company removed the carrying amount of the MetMermaids liability ($20,824,000) and related accrued interest ($705,000) from the accounts and recorded the receipt of $15,000,000 in cash, the estimated fair value of the guarantee of bank borrowings received ($18,000,000) and the estimated fair value of the 50.1% equity interest in the Company received by Metromedia and Mr. Kluge in the form of common stock ($26,052,000). The Company realized a benefit of $28,477,000 on the exchange which was credited directly to Paid-in surplus as a contribution to capital. The estimated fair value of the guarantee of bank borrowings, which is classified in Other assets on the Consolidated Balance Sheets at February 28, 1995, 1994 and 1993, is being amortized as interest expense during the period that such bank borrowings are being repaid (Note 6).

     Orion Pictures Corporation


     Adjustments of Compromised Liabilities - Sony Settlement

       In February 1990, the Company entered into an agreement with Sony which granted certain foreign home video distribution rights to 50 current and future motion pictures to Sony. Under the terms of the Sony agreement, the Company was required to meet certain minimum delivery requirements. A letter of credit was issued to Sony for $70,000,000 which generally secured a portion of Sony's interests in the Company's performance under the agreement and which was supported by a portion of the amounts otherwise available to the Company under the Company's Second Amended and Restated Credit Agreement dated as of July 27, 1990 (the "Second Restated Credit Agreement"), which, at the Effective Date of the Plan, was superseded by the Third Amended and Restated Credit Agreement dated as of October 20, 1992 (the "Third Restated Credit Agreement") (Note 6).

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

       In accordance with the terms of the Plan, the Sony agreement was amended as of the Effective Date. The most significant changes were:1) to reduce the number of motion pictures licensed under the agreement from 50 to 23;
     2) to convert the $70,000,000 letter of credit described above to a $70,000,000 non-interest bearing payment obligation to Sony (the "Sony Obligation"), which is supported by a new $70,000,000 letter of credit; 3) to limit to $9,000,000 the additional amounts that may be due to Sony based upon the performance of the 23 pictures covered by the amended agreement; and 4) an amount equal to $5,000,000 will be secured by the above described letter of credit for additional amounts that may be due Sony under the Sony Theatrical Agreement.

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

     Orion Pictures Corporation


     Adjustments of Compromised Liabilities - Other Creditors

       Under the Plan, holders of claims for certain participations and residuals aggregating approximately $55,000,000 reduced their claims by 17%, in exchange for approximately $46,400,000 aggregate principal amount of Talent Notes. The Talent Notes, which are due March 1, 1999, bear interest at the same rate as the Company pays under the Third Restated Credit Agreement described in Note 6. The holders of other unsecured claims against the Company currently aggregating approximately $65,000,000 received or will receive 100% of their claims in the form of non-interest bearing Creditor Notes, which are due March 1, 1999, except for a portion of such claimants who held claims under $5,000 and who elected to receive a partial payment in cash in lieu of such Creditor Notes. The Plan required the Company to issue Talent Notes and Creditor Notes to the extent the amounts were not disputed. The Company recorded estimates of amounts of Talent Notes and Creditor Notes to be issued upon final resolution of the disputed claims. Accordingly, adjustments to the amounts described above have been made and will continue to be required until all disputed claims have been resolved. The Talent Notes and Creditor Notes are both secured obligations of the Company.

       To the extent that the Company generates positive Net Cash Flow (as defined in the Third Restated Credit Agreement) (the "Net Cash Flow"), for the immediate preceding period, the Company is required to make payments with respect to amounts outstanding under the Talent Notes and Creditor Notes, at least quarterly after the Effective Date, in amounts generally approximating 8 1/2% and 3 1/4%, respectively, of the Company's Net Cash Flow until all amounts due to Sony as described above and due under the Third Restated Credit Agreement described in Note 6 have been paid. Thereafter, amounts generally approximating 66 2/3% and 16 2/3% of the Company's Net Cash Flow will be used to make payments with respect to the Company's obligations under the Talent Notes and Creditor Notes, respectively, until interest and principal under the Talent Notes are paid in full. Subsequent to the satisfaction of the Company's obligations under the Talent Notes, 50% of the Company's Net Cash Flow will be used to retire the remaining obligations under the Creditor Notes.

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


     3. Chapter 11 Reorganization Costs




       Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants ("SOP 90-7") requires direct costs of administering the chapter 11 filing, particularly professional fees, to be expensed as incurred. Accordingly, Chapter 11 reorganization items presented on the Consolidated Statements of Operations for fiscal 1995, 1994 and 1993 are comprised primarily of legal fees incurred during those periods. Direct costs of administering the chapter 11 filing are expected to continue until all claims and related litigation are resolved.

     Orion Pictures Corporation





     4. Accounts Receivable and Deferred Revenues



       Accounts receivable consists primarily of trade receivables due from film distribution, including theatrical, home video, basic cable and pay television, network, television syndication, and other licensing sources which have payment terms generally covered under contractual arrangements. Accounts receivable is stated net of an allowance for doubtful accounts of $14,000,000 and $14,800,000 at February 28, 1995 and 1994, respectively.

       The Company has entered into contracts for licensing of theatrical and television product to the pay cable, home video and free television markets, for which the revenue and the related accounts receivable will be recorded in future periods when the films are available for broadcast or exploitation. These contracts, net of advance payments received and recorded in Deferred revenues as described below aggregated approximately $178,000,000 at February 28, 1995. Included in this amount is $64,000,000 of license fees for which the revenue and the related accounts receivable will be recorded only if the Company is able to successfully produce or acquire product under the restrictions of the Plan.

       Deferred revenues consists principally of advance payments received on pay cable, home video and other television contracts for which the films are not yet available for broadcast or exploitation.


     5. Film Inventories


     The following is an analysis of film inventories (in thousands):


                                              February 28,   February 28,
                                                  1995           1994

     Theatrical films:
       Released                             $ 240,330       $ 305,560
       Completed and unreleased                   ---          50,204

     Television programs:
       Released                                 9,344          11,388

                                            $ 249,674       $ 252,674


       In late December 1991, the Company received a notice from Showtime Networks Inc. ("Showtime") that Showtime believed that the Company had not complied with the so-called "key man clause" in the Company's exclusive film licensing agreement with Showtime and, accordingly, that Showtime would not license the 16 pictures theatrically released in the domestic marketplace during fiscal 1992, 1993, 1994 and 1995 (the "Key Man Dispute"). License fees under the Showtime agreement for these 16 films were expected to aggregate approximately $77,000,000. After a review of the underlying facts and circumstances and consultation with counsel, the Company advised Showtime that the Company had complied with the key man clause in the Showtime agreement, that failure to accept delivery of the product rejected by Showtime constituted Showtime's default under the agreement and that the Company intended to pursue all available remedies to realize the domestic pay television license fees due under the Showtime agreement.

     Orion Pictures Corporation


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

       The Company has made substantial writeoffs to its released and unreleased product. As a result, approximately three-quarters of the film inventories shown above at February 28, 1995 and 1994, are stated at estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods.

       Since the date of the Company's quasi-reorganization (February 28, 1982), when the Company's inventories were restated to reflect their then current market value, the Company has amortized 92% of the gross cost of its film inventories, including those produced subsequent to the quasi-reorganization. Approximately 97% of such gross film inventory costs will have been amortized by February 28, 1998. As of February 28, 1995, approximately 61% of the unamortized balance of film inventories will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

     Orion Pictures Corporation




     6.  Notes and Subordinated Debt



        Notes and subordinated debt is comprised of the following (in thousands):


                                                                                          February 28,        February 28,
                                                                                              1995               1994
                                                                                           ----------         ------------
           Notes payable to banks under the Third
               Restated Credit Agreement                                                      $ 58,619        $ 122,862
           Obligation to Metromedia under Reimbursement Agreement                               19,544              ---

           Talent Notes due 1999, net of unamortized discount of $8,488 and $9,995              26,057           29,349

           Creditor Notes due 1999, net of unamortized discount of $21,745 and $27,722          40,630           34,820

           Non-interest bearing payment obligation to Sony,
               net of unamortized discount of $1,191 and $2,783                                 16,756           38,735

           Other guarantees and contracts payable, net of
               unamortized discounts of $2,943 and $3,634                                        8,124            9,297

           Total notes payable                                                                 169,730          235,063

           10% Subordinated Debentures due 2001,
               net of unamortized discount of $8,097 and $10,483                                42,349           39,438

           Total notes and subordinated debt                                                  $212,079         $274,501


       The Company's Third Restated Credit Agreement became effective upon the Effective Date of the Plan (Note 1). Approximately $190,826,000 was outstanding under The Company's Third Restated Credit Agreement on the Effective Date. Such amount has been reduced through repayments to approximately $46,465,000 at March 31, 1995 which amount matures on October 20, 1995.

       Notwithstanding the above maturity date, and to the extent that the Company generates positive Net Cash Flow (as defined in the Third Restated Credit Agreement) ("Net Cash Flow") for the immediately preceding period, the Company is required to make principal payments of amounts outstanding under the Third Restated Credit Agreement at least quarterly during the period from the Effective Date to October 20, 1995, in amounts approximating 62% of the Company's Net Cash Flow. In addition, in connection with consummation of the Plan, Metromedia Company ("Metromedia"), the Company's principal shareholder, and an affiliate of Metromedia guaranteed the payment of substantially all of the Company's payment obligations under the Third Restated Credit Agreement pursuant to a bank guarantee (the "Bank Guarantee"). On October 20, 1994 the Guarantors made a payment of $14,041,000 to the Banks under the Bank Guarantee as the Company had not generated sufficient Net Cash Flow for the 12-month period prior to such date to make the required principal payments to the Banks. Pursuant to a reimbursement agreement between the Company and Metromedia (the "Reimbursement Agreement") entered into in connection with the consummation of the Plan, the Company has agreed to reimburse Metromedia for all such payments made under the Bank Guarantee or as cure payment to Sony (as described below) plus interest on all such guaranteed payments made by Metromedia at the rate of LIBOR plus 1.75% out of the portion of Net Cash Flow allocated to the Banks (62%) and Sony (23%) following payment in full of the Banks and Sony.

       Interest is charged under the terms of the Third Restated Credit Agreement at the agent bank's fluctuating reference rate plus 3/4% or at 1 3/4% above the Eurodollar Rate, at the Company's option. The agent bank's fluctuating reference rate at February 28, 1995 was 9%.

     Orion Pictures Corporation


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

       As described in Note 2, the Company issued $50,000,000 initial principal amount of 10% subordinated debentures due 2001 (the "10% Subordinated Debentures") to former holders of its subordinated notes and debentures pursuant to the terms of the Plan. The 10% Subordinated Debentures are subordinated to all Senior Indebtedness, as defined in the indenture related to such 10% Subordinated Debentures (the "Bond Indenture"), including all bank borrowings and amounts outstanding to Sony, the Talent Notes and Creditor Notes described in Note 2, as well as amounts that become payable to Metromedia and its affiliate as Metromedia and its affiliate make payments pursuant to the guarantee of bank borrowings.

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

       In accordance with the terms of the Plan, as more fully described in
     Note 2, the Company had a $70,000,000 non-interest bearing payment obligation to Sony at the Effective Date. The obligation to Sony is payable pari passu with amounts payable under the Third Restated Credit
             ---- -----
     Agreement described above and is backed by a letter of credit issued pursuant to the Third Restated Credit Agreement. Such amount has been reduced through repayments to approximately $13,489,000 at March 31, 1995 which amount matures on November 5, 1995.

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

       In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan the Company must make certain cumulative minimum aggregate Net Cash Flow payments ("Mandatory Minimum") to the holders of the Talent Notes (Note 2), the Creditors Notes (Note 2) and the 10% Subordinated Debentures (the "Holders") in payment of their respective principal and interest. As more fully described in Note 12 the Indentures pursuant to which the Talent Notes and the Creditor Notes were issued (the "Indentures") provide for only a single Mandatory Minimum threshold that must be received by the holders in payment of their respective principal and interest for each fiscal quarter through the fiscal year ended February 28, 1999, rather than separate quarterly thresholds for each fiscal quarter. The Company believes the language set forth in the Indentures does not reflect the agreement between the Company and its principal creditors who negotiated and agreed upon the provisions based upon the Company's review of the agreement in principle agreed to by such parties. Notwithstanding, the literal language of the Indentures, it is the Company's intention to follow what it believes is the intention of the agreeing parties. Therefore, the following

     Orion Pictures Corporation

     summarizes both the anticipated Mandatory Minimum amounts contained in the Indentures and the interpretation of the Company ("Interpretation"). Under the terms of the Indentures, these Mandatory Minimum amounts are to be reduced by 15% of the portion of amounts due under the Showtime agreement to the extent that the amounts are not received by the Company ("Showtime Shortfall") until such time as the Banks and/or Sony and the guarantor under the Bank Guarantee are paid in full. Thereafter, the Mandatory Minimums will be reduced by 100% of the Showtime Shortfall.

           Per Indentures
           --------------
                                                       Estimated Adjusted Cumulative Minimum Amounts
                                                       ---------------------------------------------
                                                                (in thousands)
                             Fiscal Year Ended
                              February 28(29)          May       August     November   February
                              ---------------          ---       ------     --------   --------

                                   1996             $ 61,948    $ 61,948    $ 61,948   $ 61,948
                                   1997             $ 97,802    $ 97,802    $ 97,802   $ 97,802
                                   1998             $161,140    $161,140    $161,140   $161,140
                                   1999             $204,741    $204,741    $204,741   $204,741


           Per Interpretation
           ------------------

                                                       Estimated Adjusted Cumulative Minimum Amounts
                                                       ---------------------------------------------
                                                                (in thousands)
                             Fiscal Year Ended
                              February 28(29)          May       August     November   February
                              ---------------          ---       ------     --------   --------

                                   1996             $ 36,184    $ 44,772    $ 53,360   $ 61,948
                                   1997             $ 70,911    $ 79,874    $ 88,838   $ 97,802
                                   1998             $113,636    $129,470    $145,304   $161,140
                                   1999             $172,040    $182,940    $193,840   $204,741

       The Company has made ten Net Cash Flow distributions in accordance with the Plan. The distributions were made in November 1992, March 1993, June 1993, December 1993, March 1994, June 1994, September 1994, October 1994, and December 1994, and March 1995, respectively. In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan, a Net Cash Flow distribution was not made for the quarter ended August 31, 1993 because the Company did not generate Net Cash Flow. Because distributions of Net Cash Flow are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan and the agreements entered into in connection with the Plan, no assurance can be made as to the amount, if any, of each future distribution. The following table summarizes and describes the allocation of these distributions in accordance with the Plan (in thousands):

                                 Mar.      Dec.      Oct.   Sept.     Jun.     Mar.     Fiscal      11/5/92
                                 1995     1994       1994   1994      1994    1994       1994    to 2/28/93   Total
                               -------- --------   ------- -------  -------- -------   -------   ----------   -----
Third Restated Credit
 Agreement                     $ 12,154   $ 5,597 $ 2,688  $ 11,500 $ 14,188 $ 16,229  $ 39,345  $ 28,619     $130,320
Metromedia Obligation               ---      ---       ---     ---       ---      ---       ---       ---         ---
Sony Obligation                   4,458     2,053     986     4,218    5,204    5,952    17,984    10,497       51,352
Talent Notes (principal
 and interest)                    1,661       765     367     1,572    1,939    2,218     5,733     3,910       18,165
Creditor Notes                      ---       ---     ---       164      ---      ---     1,046     1,498        2,708
10% Subordinated Debentures
 due 2001                           ---       ---     ---       ---      ---      ---       ---       977          977
Interest on 10% Subordinated
     Debentures due 2001          1,270       585     281     1,037    1,483    1,697     3,339       519       10,211
                               --------   ------- --------  -------  -------  -------  --------  --------     --------
                               $ 19,543   $ 9,000 $ 4,322   $18,491  $22,814  $26,096  $ 67,447  $ 46,020     $213,733
                               ========   ======= ========  =======  =======  =======  ========  ========     ========

     Orion Pictures Corporation

          Pursuant to the Waiver and Consent dated as of June 30, 1993 under the Third Restated Credit Agreement, $2,600,000 of the portion of the June 1993 distribution payable pursuant to the Plan to the Company's banks was instead paid to Sony. In accordance with the terms of the Plan, all or part of the portion of Net Cash Flow which would otherwise be payable to holders of Creditor Notes for nine of the ten distributions were used to satisfy, in whole or in part, the interest obligation on the 10% Subordinated Debentures. In addition, in accordance with the indenture for the 10% Subordinated Debentures, approximately $362,000, $525,000 and $898,000, respectively, of the interest due April 1, 1995, April 1, 1994 and October 1, 1993 related to the 10% Subordinated Debentures was paid by the issuance of additional debentures. Also, in accordance with the Talent
     Note indenture, all of the interest due for the three-month periods ended November 30, 1994, November 30, 1993 and August 31, 1993 on the Talent Notes was paid by the issuance of additional notes (approximately $393,000, $426,000 and $405,000, respectively). The payments on the Sony Obligation have reduced the outstanding amount on the letter of credit supporting such obligation to $18,489,000 at March 31, 1995.

          All descriptions of securities above refer to securities issued and in certain cases, estimated amounts of such securities that are yet to be issued. Accordingly, during the three-month period ended November 30, 1993, approximately $6,000,000 of Participations and residuals payable was reclassified to Talent Notes payable. Such amount is an estimate of the amount of such securities that will be issued in connection with the resolution of certain claims.

          During fiscal 1995, 1994, and 1993, $31,280,000, $33,067,000, and
     $26,037,000, respectively, of interest costs were incurred, exclusive of contractual amounts unaccrued pursuant to SOP 90-7. Cash utilized for the payment of interest during fiscal 1995, 1994, and 1993 was $12,461,000, $14,585,000, and $12,813,000, respectively.


     7.  Shareholders' Equity (Capital Deficiency)



     Preferred Stock

          On the Effective Date, in accordance with the Plan, the Company authorized 10,000,000 shares of $1.00 par value preferred stock. No shares of preferred stock have been issued.

     Stock Option Plan

          Pursuant to the Plan, all outstanding options to purchase Common Stock under the Company's stock option plans were canceled.

     Orion Pictures Corporation


     8.  Income Taxes



          The Provision for income taxes for fiscal 1995, 1994, and 1993, all of which is current, consists of the following (in thousands):

Fiscal Years Ended in February,         1995       1994        1993

Federal                               $   -----  $   -----    $   -----
State and local                             100        100          300
Foreign                                   1,200      2,000        5,500

Current                               $   1,300  $   2,100    $   5,800
Deferred                                  -----      -----        -----

Total                                 $   1,300  $   2,100    $   5,800

       Such provision has been allocated to operations before extraordinary items and extraordinary items as follows (in thousands):



Fiscal Years Ended in February,             1995       1994         1993
Operations before extraordinary items   $  1,300    $ 2,100      $ 5,700
Extraordinary items                        -----      -----          100

                                        $  1,300    $ 2,100      $ 5,800


       The federal income tax portion of the Provision for income taxes includes the benefit of state income taxes provided. The Company recognizes investment tax credits on the flow-through method.

       State and local income tax expense in fiscal 1995, 1994, and 1993 includes an estimate for franchise and other state tax levies required in jurisdictions which do not permit the utilization of the Company's fiscal 1995, 1994 and 1993 operating losses to mitigate such taxes. Foreign tax expense in fiscal 1995, 1994, and 1993 reflects estimates of withholding and remittance taxes. Cash utilized for the payment of income taxes during fiscal 1995, 1994, and 1993 was $1,804,000, $2,934,000, and $5,997,000,
     respectively.

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

     Orion Pictures Corporation


     any future taxes payable would have been offset by tax benefits resulting from the use of losses from such years, and accordingly, no deferred taxes were provided. The principal timing difference that arose during those periods relates to the recognition of revenues from licensing agreements.

       The Company's results of operations was not impacted by the change in method of accounting for income taxes resulting from the adoption of SFAS 109 in the current year. Deferred income taxes at February 28, 1995 and 1994 reflect the impact of "temporary differences" between assets and liabilities for financial reporting purposes and their carrying values as measured by tax laws. These temporary differences are determined in accordance with SFAS 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

       The temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) for fiscal 1995 and 1994 are as follows (in thousand):


          Fiscal Years Ended in February,         1995            1994


          Net Operating loss carryforward     $175,731       $158,150
          Deferred income                       24,245         30,853
          Investment credit carryforward        28,000         30,000
          Allowance for doubtful accounts        5,600          5,897
          Reserves                               6,958          5,232
          Other deferred tax assets             11,935         25,866
          Film costs                           (15,077)       (21,608)
          Shares payable                        14,986         (4,017)
          Other deferred tax liabilities       (14,863)       (18,604)
          Notes and debentures                    (254)       (22,038)

          Subtotal before valuation allowance  237,261        189,731

          Valuation allowance                 (237,261)      (189,731)

          Deferred taxes                        $     0       $     0


     The valuation allowance for deferred assets as of March 1, 1993 was $186,296,000. The net change in the total valuation allowance for the year ended February 28, 1994 was an increase in the allowance of $3,435,000.

     Orion Pictures Corporation


       The Company's Provision for income taxes for fiscal 1995, 1994, and 1993, differs from the provision that would have resulted from applying the federal statutory rates during those periods to Income (loss) before provision for income taxes. The reasons for these differences are explained in the following table (in thousands):


                Fiscal Years Ended in February,                                1995               1994                1993

                Provision (benefit) based upon
                  federal statutory rate of 35%, 35% and 34%
                  respectively                                             $(17,140)          $(43,084)            $87,054
                State taxes, net of federal benefit                              65                 65                 198
                Foreign taxes in excess of federal credit                     1,200              2,000               5,500
                Non-deductible direct expenses of chapter 11 filing             214                596               5,709
                Current year operating loss not benefitted                   16,923             42,473               8,844
                Extraordinary gain recognized upon emergence from
                  chapter 11                                                  -----              -----            (108,877)
                Reduction of operating loss from discharge of indebtedness    -----              -----               7,314
                Other, net                                                       38                 50                  58

                Provision for income taxes                                    $1,300            $2,100              $5,800


       At February 28, 1995, the Company had available net operating loss carryforwards and unused investment tax credits of approximately $439,000,000, and $28,000,000, respectively, which can reduce future federal income taxes. If not utilized, these carryforwards and credits will begin to expire in 1997 and 1996, respectively.



     9.  Revenue Data


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



     Fiscal Years Ended in February,           1995        1994        1993


     Europe                               $  36,532   $  62,107    $  80,152
     Mexico and South America                 4,586       5,782        8,108
     Asia and Australia                      13,820      23,876       37,522


                                          $  54,938    $ 91,765     $125,782


       Showtime has been a significant customer of the Company. During fiscal 1995,the Company recorded $45,514,000 of revenues under its pay cable agreement with Showtime. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 for descriptions of certain disputes with Showtime that have affected the amount and timing of revenues recognized under the Showtime agreement.

     Orion Pictures Corporation


     10.  Commitments and Contingent Liabilities



       The Company is obligated under various operating leases, including leases for two office premises. Total rent expense amounted to $1,432,000, $1,489,000, and $4,773,000, in fiscal 1995, 1994, and 1993, respectively.

       Minimum rental commitments under noncancellable operating leases is set forth in the following table (in thousands):

                              Fiscal Year      Amount

                                     1996     $ 1,071
                                     1997         820
                                     1998         142

         Total minimum rental commitments     $ 2,033


       The Company and certain of its subsidiaries have employment contracts with various officers with remaining terms of less than one year at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at February 28, 1995 under such contracts is approximately $1,485,000.

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

       As previously disclosed in the Registrant's Annual Reports on Form 10-K on October 12, 1990, the plaintiff, Hemdale Film Corporation ("Hemdale") filed an action against the Company in the Superior Court for Los Angeles alleging various breaches of the agreements between Hemdale and the Company for distribution of the motion pictures "PLATOON", "HOOSIERS" and "THE TERMINATOR". Plaintiff produced these pictures which the Company released. The complaint seeks an accounting and damages purportedly in excess of $30,000,000 and is based on the allegation that the Company paid Hemdale less than it was due under the agreements, used improper accounting practices, refused to permit Hemdale's representatives to conduct appropriate examinations of the Company's books and records and provided Hemdale with allegedly inaccurate and inadequate settlement statements. On December 10, 1990, the Company filed its answer, denying the material allegations of the complaint, asserting that its accounting practices were accurate in all respects. Hemdale has filed a proof of claim substantially based on the allegations in its complaint. The Company has objected to Hemdale's claim and the estimation hearing has been adjourned in the Bankruptcy Court until May 22, 1995. Therefore, no assurance can be given at this time concerning the ultimate outcome of the Hemdale litigation or the effect thereof, if adverse to the Company. As a result of the Company's chapter 11 filings, it is expected that this case will be tried before the Court.

     Orion Pictures Corporation


     11.  Merger Agreement


         On April 12, 1995, the Company entered into a Merger Agreement (the "Merger Agreement") with The Actava Group Inc. ("Actava"), MCEG Sterling Incorporated ("Sterling") and Metromedia International Telecommunications ("MITI"), an affiliate of Metromedia, which with an affiliate, beneficially owns a majority of the Company's common stock. The Merge Agreement provides that at the effective time of the mergers, each of the Company, Sterling and MITI will merge with and into Actava, with Actava, renamed "Metromedia International Group, Inc.," being the surviving corporation of the mergers. The Merge Agreement provides that each share of the Company's outstanding common stock will be converted as follows: (i) if the average of the last sale price for Actava's common stock on the NYSE for the 20 consecutive trading days ending on the business day immediately preceding the Effective Time of the mergers (the "Average Closing Price") is greater than or equal to $10.50, each share of the Company's outstanding common stock will be converted into a number of shares of Actava common stock equal to a fraction, the numerator of which is 11,428,572 and the denominator of which is the number of shares of the Company's common stock outstanding on the business day immediately preceding the Effective Time of the mergers or (ii) if the Average Closing Price is less than $10.50, each share of the Company's outstanding common stock will be converted into a number of shares of Actava's common stock which can be determined by solving for "Y" in the following formula and dividing "Y" by the number of shares of the Company's common stock outstanding on the business day immediately preceding the Effective Time of the mergers:

           "Y"  =        120,000,000
                    ---------------------
                    Average Closing Price

         Assuming that the effective time of the merger was April 12, 1995, the Company's stockholders would have exhanged each share of the Company's common stock for .6103 shares of Actava common stock and collectively the Company's stockholders would have been entitled to receive approximately 30.3% of the surviving corporation's common stock. The Actava common stock to be issued to the Company's, Sterling's and MITI's stockholders in connection with the mergers will be identical to the shares of Actava common stock currently outstanding. Immediately following the mergers, Metromedia and certain of its affiliates will exchange their shares of Actava common stock received in the mergers and may convert certain non-recourse amounts owed by the Company and its subsidiaries and by MITI and its subsidiary to affiliates of Metromedia for shares of Class A common stock of the surviving corporation. The shares of Class A common stock will be entitled to three votes per share on all matters voted upon by the surviving corporation's stockholders (other than the election of directors) and will vote as a separate class to elect 6 of the 10 members of the surviving corporation's board of directors. It is currently anticipated that Metromedia and its affiliates would control in excess of 50% of the voting power of the surviving entity as a result of the stock exchanges described above.

         Metromedia International Group, Inc. will be managed by a three person Office of the Chairman consisting of John W. Kluge, the Company's current Chairman of the Board as Chairman, Stuart Subotnick, the Company's current Vice Chairman and John D. Phillips, President and Chief Executive Officer of Actava, as President and Chief Executive Officer of the surviving corporation.

         On March 2, 1995, the Company's Board of Directors formed a special committee (the "Special Committee") to consider the terms of the Merger Agreement and make a recommendation to the full Board of Directors of the Company regarding the Merger Agreement. The Special Committee was formed because the Company's Board of Directors is composed of a majority of persons who are affiliated with Metromedia and because of the Board of Director's view that in light of the share exchanges described above and the simultaneous merger of MITI into Actava, the members of the Board of Directors affiliated with Metromedia could be viewed as having an interest in the transactions contemplated by the Merger Agreement in addition to the interests of the Company stockholders. The members of the Special Committee

     Orion Pictures Corporation

     are Michael I. Sovern, Joel R. Packer and Raymond L. Steele, each of whom the Company considers an independent director. The Special Committee was also authorized and did engage the services of an independent law firm and an independent investment banking firm to offer advice and in the case of the investment banking firm, to render a fairness opinion to the Special Committee. The Special Committee expects to make its recommendation as to the Merger Agreement to the full Board of Directors shortly and the Full Board of Directors intends to meet to consider the Merger Agreement promptly after receiving the Special Committee's recommendation. The approval of the Merger Agreement by the Company's full Board of Directors on or prior to June 30, 1995 is a condition to the consummation of the mergers contemplated by the Merger Agreement.

         The closing of each merger contemplated by the Merger Agreement is also contingent upon the closing of the other mergers contemplated by the Merger Agreement. In addition, the consummation of the mergers contemplated by the Merger Agreement is subject, among other things, to approval by the Boards of Directors and shareholders of the Company and the stockholders of Actava, Sterling and MITI, the receipt of all required consents, the successful refinancing of the currently outstanding amounts owed to the Company's senior secured creditors (the Banks and Sony), and holders of Plan Debt, to the Average Closing Price not being less than $8.25, that no material adverse change in the business, assets, prospects, condition or results of operations of the Company, Actava, MITI or Sterling shall have occurred since the date of the Merger Agreement, that the shares of Actava's common stock currently outstanding and to be issued to the stockholders of the Company, MITI and Sterling pursuant to the Mergers shall have been accepted for listing on the New York Stock Exchange, the American Stock Exchange or accepted for quotation on NASDAQ/NMS, the successful completion by Actava and its due diligence review of MITI, the receipt of certain fairness opinions with respect to the mergers, and the receipt of all required regulatory approvals, including approval with respect to the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. There can be no assurance that this proposed refinancing or the mergers contemplated by the Merger Agreement will be consummated.

         Metromedia and its affiliates will control Metromedia International Group, Inc. after the mergers. Accordingly, the merger of the Company with and into Actava and the merger of Sterling with and into Actava will be accounted for as a reverse acquisition of Actava and a purchase of Sterling under the purchase method of accounting. The common control merger of the Company and MITI will be accounted for on a basis similar to a pooling of interests. For accounting purposes, the Company will be deemed the surviving corporation of each of the mergers.

       The Company has been named a defendant in two separate shareholder lawsuits which are attempting to enjoin the mergers contemplated by the Merger Agreement.

     12.  Liquidity

       As described in Note 6 the Company has significant obligations under the Plan. To the extent that the Company generates Net Cash Flow, the Company is required to make principal payments with respect to the Banks and Sony and to its holders of its Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") at least quarterly out of Net Cash Flow. Net Cash Flow as defined in the Plan generally provides for the payment of operating costs as incurred. Because distributions are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan, no assurance can be made as to the amount, if any, of each future distribution. See Note 6 for a schedule of the Company's Net Cash Flow payments since the Effective Date.

       The poor performance of the Company's pictures released after the Effective Date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse effect on the liquidity of the Company. As described in Note 6, such events had an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony discussed below in the fiscal year ended February 28, 1995 ("fiscal 1995") and could have an adverse effect on the

     Orion Pictures Corporation

     Company's ability to meet the other Plan obligations discussed below in the fiscal year ended February 29, 1996 ("fiscal 1996").

       As described in Note 6, the Company was obligated to make certain principal payments to its bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony Obligation in October and November 1994, respectively, and is obligated to make additional principal payments in October and November 1995, respectively. The Company did not generate sufficient Net Cash Flow to make the scheduled payments to the Banks and Sony in October and November 1994, respectively, and accordingly, the Guarantors under the Bank Guarantee made certain payments to such parties. In addition, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony, in October and November 1995, respectively. The payments made by the Guarantor in October and November 1994 and any such additional payments made by the Guarantors under the Bank Guarantee on behalf of the Company to the Bank and/or to Sony result in such Guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company is obligated to reimburse the amounts paid by the Guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such Guarantors are reimbursed in full.

       In addition, as described in Note 6, the Indentures pursuant to which the Talent Notes and Creditor Notes were issued (the "Indentures") provide that an event of default ("Event of Default") will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") does not exceed the mandatory minimum amounts (the "Mandatory Minimums") specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime Agreement which are not received by the Company because of the Showtime Settlement.

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

       Utilizing the Mandatory Minimums contained in the Indentures rather than the interpretation the Company believes reflects the agreement of the parties, the Company currently anticipates that it would not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold under the Indentures beginning with the quarter ended May 31, 1995 and that accordingly, an Event of Default would occur under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or 40% in aggregate principal amount of either the Talent Notes or the Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. Notwithstanding the literal language of the Indentures, the Company believes, however, that no such Event of Default should occur because the language set forth in the Indentures does not reflect the intention of the Company and the representatives of the Plan Debt who negotiated such provisions and accordingly that no acceleration of the Notes should

     Orion Pictures Corporation


     occur on such quarterly date. Utilizing the Company's view that the agreement of the parties is not reflected in the language of the Indentures and that the Indentures should be reformed to set forth quarterly Mandatory Minimum thresholds for each fiscal quarter, the Company nevertheless currently believes that it will not generate sufficient Net Cash Flow to satisfy such reformed quarterly Mandatory Minimums at the quarter ended August 31, 1995. In order to meet the Company's anticipated shortfall, the Company must obtain a waiver, refinance its existing Plan Debt, or obtain additional sources of financing including those described below. If the Company cannot satisfy the Mandatory Minimum thresholds at the quarter ended August 31, 1995, on such date an Event of Default would occur under the Indentures, which in turn could cause an acceleration of such Notes as described above. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. As more fully described in Note 11, the Company has entered into the Merger Agreement to combine the Company with Actava, Sterling and MITI. A condition to consummation of the mergers is the refinancing of all the Company's Plan Debt and its remaining obligations to the Banks and to Sony, so as to ease the cash flow burden on the surviving company of the mergers and avoid an Event of Default and possible acceleration of the Notes pursuant to the Indentures. There can be no assurance that this proposed refinancing or the mergers contemplated by the Merger Agreement will be consummated.

       As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1996, as well as insufficient liquidity to meet its obligations in fiscal 1996 as described above.

       The Company continues to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product on a nonrecourse basis as permitted under the Plan. Since the Effective Date, the Company has been able to acquire some new product with nonrecourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite nonrecourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system. In addition, the Company will pursue additional nonrecourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a nonrecourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining nonrecourse financing as described above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. In addition to the mergers described above, the Company continues to consider its alternatives in connection with the anticipated payment shortfall to the holders of the Plan Debt including other restructuring or refinancing of such Plan Debt. Despite these intentions, there can be no assurance that any transaction, restructuring or refinancing will be consummated or that the Company will be able to generate sufficient Net Cash Flow to avoid an Event of Default under its Indentures in fiscal 1996.

     Orion Pictures Corporation




     13.  Selected Quarterly Financial Data (unaudited)



     Selected financial information for the quarterly periods in fiscal 1995 and 1994 is presented below (in thousands, except per-share amounts):


                                                                     First Quarter                  Second Quarter
                                                                     of Fiscal year                 of Fiscal Year

                                                                   1995             1994           1995           1994

        Revenues                                               $ 83,757  (b)    $ 39,591         $ 29,487         $ 30,632
        Gross profit (loss)                                    $  1,666         $ (1,803)        $ (3,357)  (c)   $(15,916)  (a)
        Selling, general and administrative expenses           $  6,049         $  5,188         $  5,134         $  5,367
        Interest expense, net                                  $  7,155         $  8,336         $  7,266         $  8,231
        Chapter 11 reorganization items                        $    266         $    822         $    123         $    391
        Loss before provision for income taxes                 $(11,804)        $(16,149)        $(15,880)        $(29,905)
        Net income (loss)                                      $(12,104)        $(16,849)        $(16,280)        $(30,205)


        Loss per common share:
          Primary:
              Before extraordinary gains                       $ (  .61)        $ (  .84)        $ (  .81)        $ ( 1.51)
              Net income (loss)                                $ (  .61)        $ (  .84)        $ (  .81)        $ ( 1.51)

     Orion Pictures Corporation



                                                                     Third Quarter                  Fourth Quarter
                                                                     of Fiscal year                 of Fiscal Year

                                                                   1995             1994           1995           1994

        Revenues                                               $ 44,265         $70,729         $ 33,735         $ 34,710
        Gross profit (loss)                                    $  7,574         $ 8,409         $ (2,116)(e)     $(58,058)(d)
        Selling, general and administrative expenses           $  5,480         $ 5,250         $  5,382         $  5,834
        Interest expense, net                                  $  6,604         $ 8,107         $  8,057         $  7,622
        Chapter 11 reorganization items (Note 3)               $    135         $   193         $  1,086         $    387
        Loss before provision for income taxes                 $ (4,645)        $(5,141)        $(16,641)        $(71,901)
        Net income (loss)                                      $ (4,845)        $(5,441)        $(17,041)        $(72,701)


        Income (loss) per common share:
          Primary:
              Before extraordinary gains                       $ (  .24)        $(  .27)        $(  .85)         $( 3.64)
              Net income (loss)                                $ (  .24)        $(  .27)        $(  .85)         $( 3.64)


        (a)   Gross profit (loss) for the second quarter of fiscal 1994 includes an aggregate of $6,900,000 of writedowns to estimated net realizable value of theatrical product unreleased at that time and $5,100,000 of writedowns due to disappointing domestic home video sales results.

        (b)   As more fully described in "Management's Discussion and Analysis of Financial Condition and Results of
              Operations" significant revenues ($40,000,000) were recognized in conjunction with the Showtime Settlement in the first quarter of fiscal 1995.

        (c)   Gross profit (loss) for the second quarter of fiscal 1995 includes writedowns to estimated net realizable value of an aggregate of $2,600,000 of writedowns of theatrical product unreleased at that time and
              $5,300,000 of writedowns to previously released product.

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

        (e)   Gross profit for the fourth quarter of fiscal 1995 includes $8,100,000 of writedowns to previously released product.

     Orion Pictures Corporation


                              ORION PICTURES CORPORATION
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS








                                                            Balance at        Charged to        Accounts         Balance
                                                             Beginning         Costs and         Written       at End of
                                                             of Period          Expenses             Off          Period
                                                            ----------        ----------       ---------       ---------

        Year ended February 28, 1995
          Allowance for doubtful accounts                 $ 14,800,000      $  2,000,000    $  2,800,000    $ 14,000,000
        Year ended February 28, 1994
          Allowance for doubtful accounts                 $ 26,000,000      $    900,000    $ 12,100,000    $ 14,800,000
        Year ended February 28, 1993
          Allowance for doubtful accounts                 $ 26,000,000      $  1,783,000    $  1,783,000    $ 26,000,000