Form 10-K/A
ORION PICTURES CORP
filed 1995-06-28
CIK 35590

________________________________________
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                        ____________
                         FORM 10-K/A
                       AMENDMENT NO. 1

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended February 28, 1995

                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

                Commission file number 1-5979

                 ORION PICTURES CORPORATION
   (Exact name of registrant as specified in its Charter)


     DELAWARE                                 13-1680528
(State or other jurisdiction of            (I.R.S. Employer)
incorporation or organization)           identification No.)


1888 CENTURY PARK EAST, LOS ANGELES, CALIFORNIA 90067
(Address and zip code of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
  (310) 282-0550

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES  REGISTERED  PURSUANT  TO SECTION 12(G) OF  THE  ACT:   COMMON
STOCK - $.25 Par Value

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Certain information concerning the executive officers of Orion Pictures Corporation (the "Company") is set forth in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 and is incorporated herein by reference.


MEMBERS OF THE BOARD OF DIRECTORS

          The following is a brief description of the business experience for at least the past five years of current members of the Board of Directors of the Company:





Name, Principal Occupations for Past                                Director
Five Years and Certain Directorships 1/                 Age           Since
- ---------------------------------------                -----       ---------

Silvia Kessel                                           44            1991
   Executive Vice President of the Company since
   January 1993; Senior Vice President of the
   Company from June 1991 to November 1992; Senior
   Vice President of Metromedia Company since
   January 1994; President of Kluge & Company from
   January 1994; Managing Director of Kluge &
   Company (and its predecessor) from April 1990 to January 1994; Vice President of Metromedia
   Company from 1988 to April 1990; Assistant Vice
   President of Metromedia Company from 1985 to
   1988. Director of WorldCom, Inc. (formerly known as LDDS Communications, Inc.)


- ----------------------------------------

1/ Unless otherwise indicated, directors have been employed in the current principal occupations set forth under their names for at least the past five years. Mr. White is also a director and/or officer of certain of the Company's subsidiaries.

John W. Kluge                                           80            1986
   Chairman of the Board of the Company since 1992;
   Chairman and President of Metromedia Company and its predecessor-in-interest, Metromedia, Inc. for over five years. Director of The Bear Stearns
   Companies, Inc., WorldCom, Inc. (formerly known as LDDS Communications, Inc.) and Occidential
   Petroleum Corporation.

Joel R. Packer                                          52            1992
   Private investor since 1989.

Michael I. Sovern                                       63            1987
   President Emeritus and Chancellor Kent professor of law at Columbia University since July 1993;
   President of Columbia University from 1980 to
   July 1993.  Director of American Telephone and
   Telegraph Company, Chemical Banking Corporation and its subsidiary, Chemical Bank and Warner-
   Lambert Corp.

Raymond L. Steele                                       60            1992
   Retired.  From August 1990 until September 1993,
   Executive Vice President of Pacholder Associates,
   Inc., a company providing investment banking services to institutional clients. From June
   1989 to June 1990, consultant to The Nickert
   Group, a Pizza Hut franchisee.  Director of
   Pharmhouse, Inc., Emerson Radio Corp. and
   Modernfold, Inc.

Stuart Subotnick                                        53            1986
   Vice Chairman of the Board of the Company since
   November 1992; Executive Vice President of
   Metromedia Company and its predecessor-in-interest, Metromedia, Inc. for over five years.
   Director of Carnival Cruise Lines, Inc. and
   WorldCom, Inc. (formerly known as LDDS
   Communications, Inc.)

Arnold L. Wadler                                        51            1991
   Senior Vice President, Secretary and General
   Counsel of Metromedia Company and its
   predecessor-in-interest, Metromedia, Inc., for over five years.

Stephen N. Wertheimer                                   44            1992
   Private investor since 1991; Managing Director,
   Group Head of Investment Banking-Asia, of
   PaineWebber Incorporated from 1988 to 1991.
   Director of AMS, Inc., Greenwich Fine Arts, Inc.,
   Merry-Go-Round Enterprises Inc.

Leonard White                                           56            1992
   President and Chief Executive Officer of the
   Company since November 1992; Interim President and Chief Executive Officer of the Company from March 1992 until November, 1992; Chairman of the
   Board and Chief Executive Officer of Orion Home
   Entertainment Corporation ("OHEC"), a subsidiary of the Company, since 1991; President and Chief
   Operating Officer of Orion Home Video, division of OHEC from March, 1987 until March, 1991.




CERTAIN LEGAL PROCEEDINGS

          On and after December 11, 1991 (the "Filing Date"), the Company and certain of its subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court for the Southern District of New York confirmed the
Company's Modified Third Amended Joint Consolidated Plan of Reorganization (the "Plan") on October 20, 1992 (the "Confirmation Date"), and the Plan was consummated on November 5, 1992 (the "Effective Date"). Metromedia, the Company's majority shareholder prior to the Filing Date, was a co-proponent of the Plan with the Company. Each of Silvia Kessel and Leonard White, current directors of the Company, served as executive officers of the Company on the Filing Date.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          Section 16(a) of the Exchange Act requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's common stock (the "Common Stock") to file reports of ownership and changes of ownership with the Securities and Exchange Commission and the Nasdaq National Market of the National Association of

Securities Dealers, Inc. ("NASDAQ/NMS"). The Company believes that during the fiscal year ended February 28, 1995, all filing requirements applicable to its directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock have been complied with.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

          The following Summary Compensation Table sets forth information on compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers during the fiscal years ended February 28, 1995, February 28, 1994 and February 28, 1993 for services rendered in all capacities to the Company and its subsidiaries.

                     SUMMARY COMPENSATION TABLE (1)

                                                                           ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION                          FISCAL YEAR    SALARY          BONUS        OTHER ANNUAL        ALL OTHER
                                                        ENDED                                    COMPENSATION     COMPENSATION(4)

Leonard White                                        1995        $450,000      $      0         $ 28,524(3)           $   500
   President and Chief Executive Officer             1994         425,004             0          202,106(3)               500
                                                     1993         425,004       570,166(2)       872,246(3)               500

John W. Hester                                       1995         225,000             0            5,376(3)               500
   Executive Vice President, General Counsel and     1994         216,538        30,000(2)       138,770(3)               500
   Secretary                                         1993         182,692        71,166(2)       100,974(3)               500

Joseph D. Indelli                                    1995         233,077        22,500                  0                500
   Executive Vice President, Domestic Television     1994         213,077        22,500                  0                500
   Distribution, Orion Television Entertainment      1993         210,000             0                  0                500

Diane Keating(5)                                     1995         204,923        22,500                  0                500
   Former President, Orion Pictures International    1994         180,000        31,800                  0                500
                                                     1993         157,019        30,000                  0                500

Susan Blodgett                                       1995         191,962             0           33,383(3)               500
   Senior Vice President, Marketing, Orion Pictures  1994         182,000             0           52,871(3)               500
   Distribution Corporation                          1993         128,000         2,500              500                  500

______________

(1) The columns designated by the Securities and Exchange Commission ("SEC") for the reporting of certain long-term compensation, including awards of restricted stock, stock appreciation rights, long term incentive plan payouts and stock options, have been eliminated as no such awards or payouts were made or options granted during the period covered by the table.

(2) The bonus earned by Mr. White for the fiscal year ended February 28, 1993 consisted of $425,000 payable pursuant to an employment agreement and $145,166 payable as an incentive bonus pursuant to an annual incentive bonus plan approved by the Company's Board of Directors. The Bonus earned by Mr. Hester for the fiscal year ended February 28, 1994 consisted of a transition bonus of $30,000 and for the fiscal year ended February 28, 1993 consisted of a stay bonus of $60,000 and an incentive bonus of $11,166 earned by Mr. Hester pursuant to an annual incentive bonus plan approved by the Company's Board of Directors.

(3) In connection with the consolidation of the Company's operations to Los Angeles, Messrs. White and Hester and Ms. Blodgett were required to relocate from the New York metropolitan area to Los Angeles and the Company agreed to reimburse each of the foregoing for  certain  of their
       relocation costs. The Company also agreed to reimburse both Mr. White and Mr. Hester for the difference between the tax basis in their respective homes and the market value of the homes as appraised by a third party relocation company. In addition, the Company agreed to reimburse each of Mr. White and Mr. Hester for the amount of taxes payable by each of them on account of the foregoing relocation payment. The difference between the tax basis and the market value of Messrs. White and Hester's homes and the tax reimbursement for the foregoing totalled $795,235 for Mr. White (during 1993) and $88,181 ($83,200 in 1993 and the remainder in 1994) for Mr. Hester. The Company has paid certain relocation, closing and other related costs incurred in connection with the purchase by Messrs. White and Hester and Ms. Blodgett of residences in the Los Angeles metropolitan area, including a reimbursement for tax payments by such individuals on such amounts, which amounts totalled $307,641 ($28,524 in 1995, $202,106 in 1994 and
       $77,011 in 1993) for Mr. White, $156,939 ($5,376  in  1995,  $133,789 in
       1994  and 17,774 in 1993) for Mr. Hester, and $86,254 ($33,383  in  1995
       and $52,871 in 1994) for Ms. Blodgett.

(4)    Represents the Company's 401-K contribution of $500 annually.

(5) Ms. Keating's employment with the Company was terminated effective March 31, 1995 and she received an aggregate of $89,875 from the Company in connection therewith during the Company's current fiscal year which
       began  March 1,  1995.   See  "EMPLOYMENT  AGREEMENTS - Employment  and
       Termination Agreement with Diane Keating" below.


COMPENSATION OF DIRECTORS

       During the fiscal year ended February 28, 1995, the Company paid each of Messrs. Packer, Steele and Wertheimer (the "Non-Metromedia Directors") and Mr. Sovern $15,000 per year for such directors' services on the Board of Directors and its Committees and $1,000 per meeting of the Board of Directors attended by such directors. The Company also paid each of the Non-Metromedia Directors and Mr. Sovern $750 per meeting of a Committee of the Board of Directors attended by each such director who is a member of such Committee. None of the Directors affiliated with the Company or Metromedia received compensation for their services on the Board of Directors of the Company. All directors not affiliated with Metromedia are reimbursed by the Company for their out-of-pocket expenses incurred in attending such meetings.

       On March 2, 1995, the Company's Board of Directors formed a special committee (the "Orion Special Committee") to consider the terms of the proposed Agreement and Plan of Merger among The Actava Group Inc., the Company, MCEG Sterling Incorporated, and Metromedia International Telecommunications, Inc. (the "Merger Agreement") and make a recommendation to the full Board of Directors of the Company regarding the Merger Agreement. The Orion Special Committee was formed because the Company's Board of Directors is composed of a majority of persons who are affiliated with Metromedia and because of the Board of Directors' view that in light of the nature of certain of the transactions contemplated by the Merger Agreement, the Company's directors affiliated with Metromedia could be viewed as having an interest in the transactions contemplated by the Merger Agreement in addition to the interests of the Company's shareholders generally. The members of the Orion Special Committee are Michael I. Sovern, Joel R. Packer and Raymond L. Steele, each of whom the Company considers an independent director. Messrs. Packer and Steele were two of the three Non-Metromedia Directors. The third Non-Metromedia Director, Stephen N. Wertheimer, elected not to serve on the Orion Special Committee because he is involved in active negotiations with Metromedia on a matter unrelated to the  Company and to
Mr. Wertheimer's duties as a director of the Company. Mr. Steele has approached representatives of Metromedia regarding their interest in making an investment in several potential transactions. Metromedia has declined to participate or has not yet taken action with respect to each such potential transaction. In light of the lack of any substantive discussions between Metromedia and Mr. Steele regarding these transactions, Mr. Steele and the Company's Board of Directors determined that Mr. Steele could serve on the Orion Special Committee.

       Mr. Sovern was selected as Chairman of the Orion Special Committee and the Orion Special Committee met seven times. On May 5, 1995, the Orion Special Committee unanimously recommended that the full Board of Directors of the Company approve the Merger Agreement. Each member of the Orion Special Committee received a fee of $20,000 for service on the Orion Special Committee and received per meeting fees of $1,000 totalling $27,000 for Mr. Sovern, $26,000 for Mr. Packer and $26,000 for Mr. Steele.


EMPLOYMENT AGREEMENTS

EMPLOYMENT AGREEMENT WITH LEONARD WHITE

       Mr. White is party to an Employment Agreement dated December 1992 with the Company and OHEC providing for his employment as President and Chief Executive Officer of the Company effective January 2, 1993 and continuing until February 29, 1996. The agreement provides that in the event the Company's Board of Directors appoints a new President and Chief Executive Officer of the Company, Mr. White will serve as an Executive Vice President of the Company and as Chairman and Chief Executive Officer of OHEC.

       Pursuant to the agreement, Mr. White is entitled to receive, as long as he serves as President and Chief Executive Officer of the Company, a base salary of $425,000 per year from January 2, 1993 through February 28, 1994, $450,000 for the fiscal year ended February 28, 1995 and $475,000 for the fiscal year ended February 29, 1996.  In the event a new President and Chief  Executive  Officer  of the Company is appointed,
Mr. White's base salary for service as an Executive Vice President of the Company and Chairman and Chief Executive Officer of OHEC would be $360,000, $385,000 and $410,000 per year, respectively, for the same periods. During the term of the agreement, Mr. White participates in the Company's annual incentive bonus plan and is eligible to receive a bonus for each fiscal year in accordance with the terms of the bonus plan. In addition, in the event the Company were to grant stock options to an employee holding a position equivalent or equal to that of Mr. White, Mr. White would be entitled to receive at least the same number of options as any such employee received on substantially the same terms. Pursuant to the agreement, the Company agreed to pay Mr. White an amount equal to the difference between Mr. White's undepreciated tax basis, including amounts spent on permanent improvements to his New York metropolitan area home, and the relocation offer made for such residence
by the Company's relocation company.   In addition, the Company agreed to
reimburse Mr. White for the amount of taxes  payable by him on account of
the  foregoing  relocation  payment.   Mr. White  is   also  entitled  to
participate in all of the Company's employee benefit plans and programs, other than SEVERANCE and vacation, on the same basis as other officers of the Company.

       If the Company terminates Mr. White's employment for "Cause" (as defined in the agreement) or because of his death or disability or if Mr. White terminates the agreement other than for "Good Reason" (as defined in the agreement), no further payments are due under the agreement except with respect to compensation and other benefits earned prior to the date of termination. In the event the Company terminates the agreement other than for Cause or in the event Mr. White terminates the agreement for Good Reason, Mr. White is entitled to receive the greater of (i) his base salary throughout the remaining term of the agreement and (ii) the amount of severance to which Mr. White would be entitled under the Company's severance policies in effect as of January 2, 1993, determined at the salary level in effect (the "Severance Amount") as of the date of his termination. Pursuant to the agreement, Mr. White has no obligation to mitigate such amounts. In the event the agreement expires on February 29, 1996 and is not renewed or replaced by the Company and Mr. White, the Company must pay Mr. White the greater of
(i) his base salary then in effect for six months and (ii) the Severance Amount as of the date of the non-renewal.

EMPLOYMENT AGREEMENT WITH JOHN W. HESTER

       Mr. Hester is party to an Employment Agreement dated December 1992 with the Company providing for his employment as Executive Vice President, General Counsel and Secretary of the Company effective as of January 2, 1993 and continuing through February 29, 1996. Pursuant to the agreement, Mr. Hester is entitled to receive, as his base salary, $200,000 per year from January 2, 1993 through June 30, 1993, $225,000 per year from July 1, 1993 through February 28, 1995 and $250,000 per year from March 1, 1995 through February 29, 1996.  During  the  term  of  the  agreement,
Mr. Hester  will  participate  in  the  Company's  annual incentive bonus  plan and is eligible to receive a bonus for each fiscal year in accordance with the terms of such plan. Mr. Hester is also entitled to participate in all the Company's employee benefit plans and programs other than severance on the same basis as other officers of the Company. In addition, the Company paid Mr. Hester an amount equal to the difference between Mr. Hester's undepreciated tax basis, including amounts spent on permanent improvements to his New York metropolitan area home, and the relocation offer made for such residence by the Company's relocation company. In addition, the Company reimbursed Mr. Hester for the amount of taxes payable by him on account of the foregoing relocation payment.

       If the Company terminates the agreement for "Cause" (as defined in the agreement) or because of his death or disability or if Mr. Hester terminates the agreement other than for "Good Reason" (as defined in the agreement) no further payments are due under the agreement except with respect to compensation earned prior to the date of termination. In the event the Company terminates the agreement other than for Cause or in the event Mr. Hester terminates the agreement for Good Reason, Mr. Hester is entitled to receive the greater of (i) his base salary throughout the term of the agreement and (ii) the amount of severance to which Mr. Hester would be entitled under the Company's severance policy in effect as of January 2, 1993, determined at the salary level in effect as of the date of his termination. In the event the agreement expires on February 29, 1996 and is not renewed or replaced by the Company and Mr. Hester, the Company must pay Mr. Hester the amount of severance to which Mr. Hester would be entitled under the Company's severance policy in effect as of January 2, 1993, determined at the salary level in effect as of the date of the non-renewal.

EMPLOYMENT AGREEMENT WITH SUSAN BLODGETT

       Ms. Blodgett is party to an Employment Agreement dated December 1992 with the Company, OHEC and OPDC which provides for her employment as Senior Vice President-Marketing of OHEC and OPDC effective as of January 2, 1993 and continuing through February 29, 1996. Pursuant to the agreement, Ms. Blodgett is entitled to receive, as her base salary, $182,000 per year from January 2, 1993 through February 28, 1994,
$192,000 per year from March 1, 1994 through February 28, 1995 and $202,000 per year from March 1, 1995 through February 29, 1996. During the term of the agreement, Ms. Blodgett will participate in the Company's annual incentive bonus plan and is eligible to receive a bonus for each fiscal year in accordance with the terms of such plan. Ms. Blodgett is also entitled to participate in all the Company's employee benefit plans and programs other than severance on the same basis as other officers of the Company.
If the Company terminates the agreement for "Cause" (as defined in the agreement), or because of her death, the Company shall pay to Ms. Blodgett any base salary earned but not paid to Ms. Blodgett prior to the effective date of such termination.

       In the event the Company terminates Ms. Blodgett's Employment Agreement other than for Cause or because of her death or disability, the Company shall pay to Ms. Blodgett the greater of (a) continuation of her salary for the number of months remaining in the term of her agreement immediately prior to such termination, taking into account scheduled salary increases or (b) the amount of severance to which Ms. Blodgett would be entitled under the Company's severance policies in effect as of January 2, 1993, determining the salary level in effect as of the date of her termination. In the event Ms. Blodgett's Employment Agreement expires on February 29, 1996 and the Company has not, prior to such expiration, made an offer in good faith to extend Ms. Blodgett's employment on substantially similar terms, the Company shall pay Ms. Blodgett the amount of severance to which she would be entitled under the Company's severance policies in effect as of January 2, 1993, determined at the salary level in effect as of the date of the non-renewal. In addition, the Company agreed to reimburse Ms. Blodgett for all reasonable expenses incurred in connection with her relocation to the greater Los Angeles metropolitan area, including expenses incurred in connection with her purchase of a residence, in accordance with and subject to the terms of the Company's relocation policy.

EMPLOYMENT AND TERMINATION AGREEMENTS WITH DIANE KEATING

       Ms. Keating was party to an Employment Agreement dated July 1993 with the Company providing for her employment as President of the Company's Orion Pictures International division effective as of July 1, 1993 and continuing through February 28, 1995. Pursuant to the agreement, Ms. Keating was entitled to receive, as her base salary, $195,000 per year. During the term of the agreement, Ms. Keating participated in the Company's annual incentive bonus plan and was eligible to receive a bonus for each fiscal year in accordance with the terms of such plan. Ms. Keating was also entitled to participate in all the Company's employee benefit plans and programs other than severance on the same basis as other officers of the Company.

       Ms. Keating's Employment Agreement with the Company expired by its terms effective February 28, 1995.

Thereupon,  Ms. Keating  and  the Company  entered  into  a  Termination
Agreement dated March  1995.   The  Termination  Agreement  provided
that  Ms.  Keating  would  continue  her  employment  as  President of  the  Company's  Orion  Pictures  International  division at her then-current rate of compensation until  a date which was the earlier of: (a) the election, by the Company or Ms. Keating, to terminate her employment, or (b) August 31, 1995. Under the Termination Agreement, Ms. Keating was eligible to receive: (i) the amount of severance to which she would be entitled under the Company's severance policies, (ii) all amounts to which she was entitled pursuant to the Company's Annual Bonus Plan for fiscal 1995, (iii) payment for accrued and unused vacation, and (iv) an additional bonus of $10,000 for each full calendar month of her continued employment with the Company through August 31, 1995.

       Ms. Keating   elected   to   terminate  her  employment  effective
March 31, 1995 and in full satisfaction of the terms of the Termination Agreement, she was paid $89,875 by the Company in March, 1995.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Company does not currently have a standing Compensation Committee and, accordingly, compensation decisions regarding the Chief Executive Officer and other executive officers are made by the entire Board of Directors. Leonard White, President and Chief Executive Officer of the Company, is a member of the Board of Directors of the Company, but Mr. White does not participate in the Board's discussions regarding his compensation. Silvia Kessel, Executive Vice President of the Company, is a member of the Board of Directors and is also affiliated with Metromedia. The Company reimburses Metromedia for the portion of Ms. Kessel's salary which is allocable to her service as an Executive Vice President of the Company. For the fiscal year ended February 28, 1995, this amounted to $95,000. Ms. Kessel participates in the Board of Directors decisions on executive compensation.

       Four of the members of the Board of Directors (Messrs. Kluge, Subotnick and Wadler and Ms. Kessel) are affiliated with Metromedia. Metromedia and certain of its affiliates and the Company are parties to a number of agreements described below.

RELATIONSHIPS PRIOR TO THE CHAPTER 11 FILING

       Prior to the Effective Date, Metromedia and its general partners owned approximately 68.4% of the outstanding shares of the Company's old common stock. In addition, the Company and MetMermaids, a joint venture and an affiliate of Metromedia, had entered into an agreement (the "MetMermaids Agreement"), dated November 28, 1990, pursuant to which MetMermaids purchased an interest in "MERMAIDS," a feature-length motion picture released by the Company on December 14, 1990, in exchange for approximately $23 million. Under the MetMermaids Agreement, MetMermaids was entitled to receive a specified portion of the gross receipts derived by the Company from the distribution, exploitation, and exhibition of "MERMAIDS." The portion of gross receipts was to be determined by allocating and paying out the gross receipts in accordance with a formula set out in the MetMermaids Agreement. Pursuant to this formula, if MetMermaids did not recover its original investment plus a return thereon of 13% per annum from its share of the "MERMAIDS" proceeds, MetMermaids was entitled to receive advances against its future interest in "MERMAIDS" from certain proceeds derived from the distribution of "THE SILENCE OF THE LAMBS," a feature-length motion picture released by the Company on February 14, 1991.

AGREEMENTS ENTERED INTO IN CONNECTION WITH THE PLAN

       Metromedia was a co-proponent with the Company of the Plan. In addition, pursuant to a Stock Purchase Agreement, dated as of September 18, 1992, as amended, among the Company, Metromedia and Mr. Kluge, Metromedia and Mr. Kluge contributed to the Company
(a) MetMermaids' rights under the MetMermaids Agreement (the "MetMermaids Rights"), (b) $15 million in cash and (c) the Bank Guarantee (as defined below) in return for an aggregate of 10,020,000 shares of Common Stock. Under the terms of the MetMermaids Agreement, the amount that would have been payable to MetMermaids on account of the MetMermaids Rights at October 1992 was approximately $29 million.

       Prior to the Effective Date, Metromedia and Mr. Kluge delivered the Bank Guarantee to the Company's lenders (the "Banks") under the Company's senior secured credit facility (the "Third Restated Credit Agreement"). The Bank Guarantee provides generally that, to the extent the Company has not paid the Banks, the guarantors under the Bank
Guarantee will be obliged to pay to the Banks: (i) $85 million (less principal payments made to the Banks prior to the Effective Date) on the first anniversary of the Confirmation Date, $80 million on the second anniversary thereof, and approximately $64.2 million on the third anniversary thereof, (ii) quarterly interest payments under the Third Restated Credit Agreement; (iii) the following payments (subject to certain adjustments in the timing of such payments for partial draws) with respect to the Company's reimbursement obligations under Third Restated Credit Agreement in respect of a letter of credit issued in favor of an affiliate of Sony Pictures Entertainment, Inc. ("Sony"): $26 million on the first anniversary of the Confirmation Date, $24 million on the second anniversary thereof, $20 million on the third anniversary thereof, and the amount of any draw under the letter of credit if such draw would not have been permitted under the letter of credit outstanding prior to the Effective Date, in each case together with interest and fees relating thereto; and (iv) legal fees and expenses incurred in connection with the enforcement of the Bank Guarantee. The Bank Guarantee provides that the Banks may not accelerate the obligations under the Third Restated Credit Agreement or take any action to foreclose on any assets of the Company unless and until the guarantors under the Bank Guarantee shall have failed to make any payment due under the Bank Guarantee. If, in violation of that requirement, the Banks instead first proceed against the Company or its assets, the Bank Guarantee thereupon will terminate.

       In connection with the delivery by Metromedia and Mr. Kluge of the Bank Guarantee, the Company entered into the Reimbursement Agreement (the "Reimbursement Agreement") dated as of October 20, 1992 which provides, among other things, that if Metromedia or Mr. Kluge has performed under the Bank Guarantee or made cure payments to Sony under the agreement between the Company and Sony, that portion of the Company's Net Cash Flow that would have been distributed to the Banks pursuant to the Plan will instead be paid to Metromedia and Mr. Kluge to reimburse them for payments made to the Banks and/or Sony until Metromedia and Mr. Kluge are reimbursed in full; PROVIDED, HOWEVER, that neither Metromedia nor Mr. Kluge may receive reimbursement under the Reimbursement Agreement or receive the Banks' and/or Sony's portion of the Company's Net Cash Flow payable under the Plan until the Banks and/or Sony have been paid in full. The Reimbursement Agreement contains a number of customary affirmative covenants, including, but not limited to, delivery of certain financial and other information, maintenance of existence and compliance with certain agreements. The Reimbursement Agreement also contains various negative covenants which, among other things, generally restrict the ability of the Company and each of its subsidiaries (i) to incur indebtedness other than certain permitted indebtedness specified in the Reimbursement Agreement, (ii) to incur liens, (iii) to undertake a fundamental change in its corporate structure or business or to dispose of all or substantially all of its assets, (iv) to sell or otherwise dispose of certain of its assets or to exploit its assets other than in the ordinary course of business, (v) to pay dividends or make other distributions on or redeem its capital stock, (vi) to modify the provisions of certain agreements and (vii) to enter into certain transactions with affiliates. The Reimbursement

Agreement also contains customary events of default which, upon occurrence, permit Metromedia and Mr. Kluge (after the Banks and Sony have been paid in full) to declare all amounts owing under the Reimbursement Agreement to be immediately due and payable. The Reimbursement Agreement also provides, however, that as long as one or both of Metromedia and Mr. Kluge "control" (as defined in the Reimbursement Agreement) the Company, neither may enforce
any of the affirmative   or  negative  covenants  set  forth  in  the
Reimbursement Agreement, and breach of any of such covenants will not give rise to an event of default thereunder.


MISCELLANEOUS RELATIONSHIPS

       Since the Effective Date, Metromedia, through its affiliates, has provided the Company and its affiliates with non-recourse financing to acquire certain theatrical and home video product, as described below.

       The Company and MetProductions, Inc. ("MetProductions"), an affiliate of Metromedia, entered into an agreement pursuant to which MetProductions loaned to the Company $1,129,000 (the "Boxing Helena Loan") to fund the printing and advertising costs associated with the domestic distribution in all media of the film "BOXING HELENA." The Boxing Helena Loan and accrued and unpaid interest thereon (at the rate of 10% per annum) was payable out of the gross receipts of the film (less certain distribution expenses) and the distribution fee payable to the Company by the licensor of the film. The Boxing Helena Loan was secured by a first priority lien granted to MetProductions on the Company's rights in the license agreement pursuant to which it acquired the distribution rights in the film. The Company has repaid the Boxing Helena Loan in full.

       MetProductions and the Company are also parties to an agreement pursuant to which MetProductions made a non-recourse loan in the amount of $1,005,000 (the "Me and the Kid Loan") to the Company to fund the printing and advertising costs associated with the domestic distribution in all media of the film "ME AND THE KID." The Me and the Kid Loan and accrued and unpaid interest thereon (at the rate of 10% per annum) is payable out of the gross receipts of the film (less certain distribution expenses) and the distribution fee payable to the Company by the licensor of the film to the Company. The Me and the Kid Loan is secured by a first priority lien granted to MetProductions on the Company's rights in the license agreement pursuant to which it acquired the distribution rights in the film. As of June 8, 1995, $775,000 of the Me and the Kid Loan is outstanding.

       MetProductions and the Company are parties to an agreement pursuant to which MetProductions has agreed to lend the Company up to $750,000 (of which $347,000 has been lent and is outstanding as of June 8, 1995) (the "Nostradamus Loan") to fund the print and advertising costs associated with the domestic distribution in all media of the film "NOSTRADAMUS." The Nostradamus Loan and accrued and unpaid interest thereon (at the rate of 10% per annum) is payable out of the gross receipts of the film (less certain distribution expenses) and the distribution fee payable to the Company by the licensor of the film to the Company. The Nostradamus Loan is secured by a first priority lien granted to MetProductions on the Company's rights in the license agreement pursuant to which it acquired the distribution rights in the film.

       MetProductions and the Company are parties to an agreement pursuant to which MetProductions has agreed to lend the Company up to $775,000 (of which $615,00O has been lent and is outstanding as of June 8, 1995 (the "Bar Girls Loan") to fund the print and advertising costs associated with and an advance to the producer to acquire the domestic distribution in all media of the film "BAR GIRLS." The Bar Girls Loan and accrued and unpaid interest thereon (at the rate of 10% per annum) is payable out of the gross receipts of the film (less certain distribution expenses) and the distribution fee payable to the Company by the licensor of the film to the Company. The Bar Girls Loan is secured by a first priority lien granted to MetProductions on the Company's rights in the license agreement pursuant to which it acquired the distribution rights in the film.

       MetProductions and the Company are parties to an agreement pursuant to which MetProductions has agreed to lend the Company up to $250,000 (of which $250,000 has been lent and is outstanding as of June 8, 1995) (the "Playmaker Loan") to fund an advance to the producer in order to acquire the domestic distribution rights in all media of the film "PLAYMAKER." The Playmaker Loan and accrued and unpaid interest thereon (at the rate of 10% per annum) is payable out of the gross receipts of the film (less certain distribution expenses) and the distribution fee payable to the Company by the licensor of the film to the Company. The Playmaker Loan is secured by a first priority lien granted to MetProductions on the Company's rights in the license agreement pursuant to which it acquired the distribution rights in the film.

       The Company and MetProductions are parties to an agreement pursuant to which MetProductions has agreed to lend the Company up to $1,500,000 (of which $981,000 has been lent and is outstanding as of June 8, 1995 (the "Robocop Loan") to acquire the domestic home video distribution rights in the television movie "ROBOCOP, The Fourth Directive" (the "Picture") and the series based thereon. The Robocop Loan and all accrued and unpaid interest thereon (at the rate of 10% per annum) is payable out of the gross proceeds of the Picture (less certain distribution expenses). The Robocop Loan is secured by a first priority lien granted to MetProductions in the Company's right, title and interest in the Distribution Agreement between the Company and Skyvision Entertainment, Inc.

       MetProductions and the Company are parties to an agreement pursuant to which MetProductions has agreed to lend the Company up to $1,050,000 (of which $133,000 has been lent and is outstanding as of June 8, 1995) (the "Jeffrey Loan") to fund the print and advertising costs associated with and as an advance to the producer of such film to acquire the domestic distribution in all media of the film "JEFFREY." The Jeffrey Loan and accrued and unpaid interest thereon (at the rate of 10% per annum) is payable out of the gross receipts of the film (less certain distribution expenses) and the distribution fee payable to the Company by the licensor of the film to the Company. The Jeffrey Loan is secured by a first priority lien granted to MetProductions on the Company's rights in the license agreement pursuant to which it acquired the distribution rights in the film.

       OHEC and MetProductions are parties to an agreement pursuant to which MetProductions has agreed to lend OHEC certain amounts where the cumulative amount outstanding cannot exceed $600,000 during Year 1 (November 1, 1993 through December 31, 1994); $700,000 in Year 2 (January 1,1995 through December 31, 1995) and $800,000 during Year 3 (January 1, 1996 through December 31, 1996) (the "Fox Lorber Loan") to provide to Fox Lorber Home Video an acquisition fund to be used to acquire full-length theatrical motion pictures (the "Acquisition Fund Product"). At June 8, 1995, $61,500 of MetProduction's commitment was outstanding. The Fox Lorber Loan and all accrued interest thereon is payable out of the gross receipts to which OHEC is entitled from the Acquisition Fund Product (less any expenses incurred by OHEC). The Fox Lorber Loan is secured by a first priority lien on and security interest granted to MetProductions in OHEC's right, title and interest in the Fox Lorber Agreement.

       OHEC and MetProductions are parties to an agreement pursuant to which MetProductions has agreed to lend OHEC up to $500,000 (the "Castle Loan") to fund the acquisition of domestic home video distribution rights by OHEC to five animated children's films from Castle Communications. MetProductions has loaned all of its commitment and the entire amount is outstanding as of June 8, 1995. The Castle Loan and all accrued interest thereon is payable out of the gross receipts to which OHEC is entitled from the animated films (less any expenses incurred by OHEC). The Castle Loan is secured by a first priority lien on and security interest granted to MetProductions in OHEC's right, title and interest in the Distribution Agreement between OHEC and Castle Communications.

       In addition, an affiliate of the Company and MetProductions have formed a partnership to fund the production or acquisition of film product. MetProductions has contributed to the partnership approximately $2,435,000 which the partnership utilized to fund a portion of the production budgets for two films intended for initial distribution in the home video market ("DEAD ON" and "ILLEGAL IN BLUE"), of which "DEAD ON" has been released.

       OHEC and MetProductions are parties to an agreement pursuant to which MetProductions has agreed to lend OHEC up to $1,000,000 (the "Streamline Loan") to fund the acquisition of domestic home video distribution rights by OHEC to certain animated films from Streamline Entertainment. As of June 8, 1995, $650,000 was outstanding under the Streamline Loan. The Streamline Loan and all accrued interest thereon is payable out of the gross receipts to which OHEC is entitled from the animated films (less any expenses incurred by OHEC). The Streamline Loan is secured by a first priority lien on and security interest granted to MetProductions in OHEC's right, title and interest in the Distribution Agreement between OHEC and Streamline Communications.

       MetProductions and the Company have reached an agreement in principle pursuant to which MetProductions has agreed to lend the Company up to $2,487,424 (of which $17,700 has been lent and is outstanding as of June 8, 1995) (the "War Zone Loan") to fund the pre-production and production financing associated with the film "WAR ZONE." The War Zone Loan and accrued and unpaid interest (at the rate of 10% per annum) is payable out of the gross receipts to which Orion is entitled pursuant to the production agreement relating to the film (less certain distribution expenses). The War Zone Loan is secured by a first priority lien granted to MetProductions on the Company's rights in the film (domestic) pursuant to the production agreement relating to the film.

       MetProductions and the Company have reached an agreement in principle pursuant to which MetProductions has agreed to lend the Company up to $724,000 (of which $5,000 has been lent and is outstanding as of June 8, 1995) (the "Theremin Loan") to fund the printing and advertising costs and  certain  advances associated with the domestic distribution in all media of the film "THEREMIN." The Theremin Loan and accrued and unpaid interest thereon (at the rate of 10% per annum) is payable out of the gross receipts of the film (less certain distribution expenses) and the distribution fee payable to Orion by the licensor of the film. The Theremin Loan is secured by a first priority lien granted to MetProductions on the Company's rights in the license agreement pursuant to which it acquired the distribution rights in the film.

       MetProductions and the Company have reached an agreement in principle pursuant to which MetProductions has agreed to lend the Company up to $550,000 (none of which has been lent and is outstanding as of June 8, 1995) (the "Dangerous Loan") to provide certain advances of home video sales with respect to the film "THE DANGEROUS." The Dangerous Loan and accrued and unpaid interest thereon (at the rate of 10% per annum) is payable out of the gross receipts of the film (less certain distribution expenses) and the distribution fee payable to Orion by the licensor of the film. The Dangerous Loan is secured by a first priority lien granted to MetProductions on the Company's rights in the film. The terms of the Dangerous Loan have not been finalized and are subject to change.

       Mr. Kluge beneficially owns more than 10% of the common stock of Image Investors Co., a Delaware corporation. Image Investors owns approximately 40% of the common stock of Image Entertainment, Inc. ("Image"). OHEC was a party to an output license agreement with Image which terminated on December 31, 1992 pursuant to which OHEC granted to Image the rights to manufacture, market and sell on laserdiscs for private in-home use certain feature length programs released by the Company on videocassette for a period of three years from the date of first release by Image on laserdisc in consideration of a royalty payment payable with respect to each program. At the end of the fiscal year ended February 28, 1995, Image was indebted to the Company in the amount of approximately $1.1 million under the agreement. The Company, OHEC and Image are currently negotiating and finalizing the terms of a new output agreement.

       The Company is a customer of WorldCom, Inc. (formerly known as LDDS Communications, Inc.) ("WorldCom"), which provides long distance telephone services to the Company. Mr. Kluge is Chairman of the Board of WorldCom and the Company and Mr. Subotnick, the Executive Vice President and Vice Chairman of the Board of the Company is a Director of WorldCom and Silvia Kessel, an Executive Vice President and Director of the Company and a Senior Vice President of Metromedia serves on WorldCom's Board of Directors. Metromedia owns approximately 16% of the fully diluted common stock of WorldCom. For the fiscal year ended February 28, 1995 the Company paid $174,000 to WorldCom.

       During the fiscal year ended February 28, 1995, the Company received $89,000 from Metromedia Steakhouses Company, L.P. for sales of videocassettes. The Company also reimburses Metromedia $95,000 annually for the services of Silvia Kessel, a Senior Vice President of Metromedia who also serves as Executive Vice President of the Company.


ITEM 12.    SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL  OWNERS  AND
            MANAGEMENT

OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS

       The following table sets forth, as of February 28, 1995, certain information regarding each person known to the Company to own beneficially (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) more than 5% of the outstanding shares of Common Stock. In accordance with the rules promulgated by the SEC, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including, but not limited to, shares which the named person has the right to acquire through the exercise of any option, warrant or right, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.



            NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES OF         PERCENTAGE OF
                                                                  COMMON STOCK            COMMON STOCK
                                                              BENEFICIALLY OWNED (1)

John W. Kluge, Stuart Subotnick and Metromedia Company            11,215,325 (2)              56.08%
  One Meadowlands Plaza
  E. Rutherford, N.J.  07073

____________________

(1) Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2) Metromedia is owned and controlled by John W. Kluge and Stuart Subotnick, each of whom is a director of the Company. The amount set forth in the table above includes 4,020,000 shares of Common Stock owned directly by a trust affiliated with Mr. Kluge; the balance is owned by Mr. Kluge and Mr. Subotnick beneficially through Metromedia.
                       _______________

          To the best knowledge of the Company, except as set forth above, no person owns beneficially more than 5% of any class of the Common Stock.

OWNERSHIP OF COMPANY STOCK BY DIRECTORS AND OFFICERS

          The following table sets forth beneficial ownership of the Company's Common Stock as of February 28, 1995 with respect to (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table under "Executive Compensation," and (iii) as to all directors and executive officers as a group.


NAME OF BENEFICIAL OWNER              NUMBER OF SHARES OF               PERCENTAGE OF
                                          COMMON STOCK                   COMMON STOCK
                                      BENEFICIALLY OWNED (1)

Susan Blodgett                                  4                             (2)
John W. Hester                                 --                             --
Joseph D. Indelli                              --                             --
Diane Keating                                  --                             --
John W. Kluge                             11,215,325 (3)                    56.08%
Silvia Kessel                                  --                             --
Joel R. Packer                                  5,000                         (2)
Michael I. Sovern                              --                             --
Raymond L. Steele                               1,000                         (2)
Stuart Subotnick                           7,195,325 (4)                    35.98%
Arnold L. Wadler                               --                             --
Stephen Wertheimer                              3,000                         (2)
Leonard White                                  --                             --
All Directors and Executive Officers
 as a group (16 persons)                  11,224,329                        56.12%

____________________

(1) Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2) Less than 1%.

(3) Represents 7,195,325 shares beneficially owned through Metromedia, and 4,020,000 shares of Common Stock owned directly by the Kluge Trust.

(4) Represents 7,195,325 shares beneficially owned through Metromedia.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS BETWEEN COMPANY AND DIRECTORS

          Metromedia and certain of its affiliates  and  the  Company are
parties   to   a  number  of  agreements.   See  "COMPENSATION  COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION" above.

                         SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                         ORION PICTURES CORPORATION



                         By:  /S/ CYNTHIA A. FRIEDMAN
                              -------------------------
                              Cynthia A. Friedman
                              Senior Vice President  and  Chief Financial
                              Officer

Date:  June 28, 1995