Form 10-Q
period 1995-05-31
ORION PICTURES CORP
filed 1995-07-17
CIK 35590

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


(Mark One)
[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended:  MAY 31, 1995
                                      OR
[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Number of shares of Common Stock outstanding as of July 17, 1995:  20,000,000

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


      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations





PART II - OTHER INFORMATION

                        PART I - FINANCIAL INFORMATION

                          ORION PICTURES CORPORATION
                Condensed Consolidated Statements of Operations
                   (in thousands, except per-share amounts)
                                  (unaudited)





                                                       Three Months Ended
                                                             May 31,
                                                  ----------------------------


                                                       1995            1994
                                                  -----------     -----------

Revenues                                          $  42,232       $  83,757
Cost of rentals                                      38,901          82,091
                                                  -----------     -----------
Gross profit (loss)                                   3,331           1,666

Other costs and expenses:
  Selling, general and administrative                 5,965           6,315
  Interest, net                                       6,927           7,155
                                                  -----------     -----------
Loss before provision for income taxes               (9,561)        (11,804)

Provision for income taxes                              200             300
                                                  -----------     -----------
Net loss                                           $ (9,761)      $ (12,104)
                                                  ===========     ===========
Loss per common share:                             $   (.49)      $    (.61)
                                                  ===========     ===========
Average shares outstanding                           20,000          20,000
                                                  ===========     ===========


See accompanying Notes to Condensed Consolidated Financial Statements

                          ORION PICTURES CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)





                                                         May 31,   February 28,
                                                          1995        1995
                                                       ----------- ------------
ASSETS:

   Cash and cash equivalents                           $   14,188   $  26,190
   Accounts receivable, net                                69,630      59,710
   Film inventories                                       223,975     249,674
   Other assets                                            15,491      16,014
                                                       ----------   ---------
                                                       $  323,284   $ 351,588
                                                       ==========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY:


   Accounts payable                                    $    1,824   $   1,107
   Accrued expenses                                        30,788      32,455
   Participations and residuals                            44,893      45,927
   Notes and subordinated debt (including $19,929
     and $19,544 due to majority shareholder,
     respectively)                                        198,150     212,079

   Deferred revenues                                       65,857      68,487

   Shareholders' equity:
     Common stock                                           5,000       5,000
     Paid-in surplus                                      265,811     265,811
     Accumulated deficit                                 (289,039)   (279,278)
                                                        ----------   ---------
     Total shareholders' equity                           (18,228)     (8,467)
                                                        ----------  ----------
                                                        $ 323,284   $ 351,588
                                                        ==========  ==========





See accompanying Notes to Condensed Consolidated Financial Statements

                          ORION PICTURES CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)



                                                  Three Months Ended
                                                        May 31,
                                            -----------------------------
                                                1995            1994
                                            -------------   -------------
Operations:
  Net loss                                  $  (9,761)      $ (12,104)
  Adjustments to reconcile net loss
    to cash provided by operations:
      Amortization of film costs               26,828          66,637
      Increase in accounts receivable          (9,920)         (8,282)
      Decrease in accounts payable and
        accrued expenses                         (203)         (4,972)
      Accrual of participations and
        residuals                               5,693          10,631
      Payments of participations and
        residuals                              (6,728)        (10,176)
      Decrease in deferred revenues            (2,630)        (17,179)
      Other, net                                3,700           4,490
                                            ----------      ----------
    Cash provided by operations                 6,979          29,045


Investment activities:
  Investment in film inventories               (1,129)        (13,292)
  Other                                          (331)          1,001
                                            ----------      ----------
    Cash used in investment activities         (1,460)        (12,291)


Financing activities:
  Payments on notes and subordinated debt     (17,521)        (24,329)
                                           -----------      ----------
    Cash used in financing activities         (17,521)        (24,329)


Net decrease in cash                          (12,002)         (7,575)
Cash and cash equivalents at beginning
  of period                                    26,190          37,114
                                           -----------     -----------


Cash and cash equivalents at end of period   $ 14,188       $  29,539
                                           ===========     ===========




See accompanying Notes to Condensed Consolidated Financial Statements

                          ORION PICTURES CORPORATION

             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1.  INTRODUCTION

The accompanying interim condensed consolidated financial statements of Orion Pictures Corporation and its subsidiaries (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended February 28, 1995 (the "1995 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of May 31, 1995, the results of its operations for the three-month periods ended May 31, 1995 and 1994 and its cash flows for the three-month periods ended May 31, 1995 and 1994 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

The Company's Modified Third Amended Joint Consolidated Plan of Reorganization was confirmed by the United States Bankruptcy Court for the Southern District of New York pursuant to an order issued on October 20, 1992, and became effective on November 5, 1992. The condensed consolidated financial statements and other disclosures contained herein should be read in light of such effectiveness. In particular, as described in "Liquidity and Capital Resources", selling, general and administrative costs and interest expense currently exceed and in future periods are likely to exceed gross profit recognized in each period, which results in the reporting of net losses for financial reporting purposes.

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

Certain claims have arisen after the Filing Date from rejection of executory contracts and leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts (Note 8).

3.  FILM INVENTORIES

The following is an analysis of film inventories (in thousands):

                                              May 31,     February 28,
                                               1995           1995
                                           ----------     ------------
      Theatrical films:
        Released                           $ 215,155       $ 240,330
      Television programs:
        Released                               8,820           9,344
                                           ---------       ---------
                                           $ 223,975       $ 249,674
                                           =========       =========


The Company has made substantial writeoffs to its released and unreleased product. As a result, approximately two-thirds of the film inventories shown above at May 31, 1995 are stated at estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods.

Since the date of the Company's quasi-reorganization (February 28, 1982), when the Company's inventories were restated to reflect their then current market value, the Company has amortized 93% of the gross cost of its film inventories, including those produced subsequent to the quasi-reorganization. Approximately 97% of such gross film inventory costs will have been amortized by May 31, 1998. As of May 31, 1995, approximately 60% of the unamortized balance of film inventories will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

4.  NOTES AND SUBORDINATED DEBT

Notes and subordinated debt is comprised of the following (in thousands):

                                                         May 31,   February 28,
                                                          1995         1995
                                                      ---------    ------------
Notes payable to banks pursuant to the Third Amended
   and Restated Credit Agreement ("Third Restated
   Credit Agreement")                                 $  46,465       $ 58,619

Obligation to Metromedia under Reimbursement
   Agreement                                             19,929         19,544

Talent Notes due 1999, net of unamortized discounts
   of $8,333 and $8,488                                  25,417         26,057

Creditor Notes due 1999, net of unamortized discounts
   of $20,105 and $21,745                                42,270         40,630

Non-interest bearing payment obligation to Sony,
   net of unamortized discounts of $984 and $1,191       12,505         16,756

Other guarantees and contracts payable, net of
   unamortized discounts of $2,774 and $2,943             8,179          8,124
                                                      ---------      ---------
Total notes payable                                   $ 154,765      $ 169,730
                                                      =========      =========
10% Subordinated Debentures due 2001,
   net of unamortized discounts of $7,422 and $8,097     43,385         42,349
                                                      ---------      ---------

Total notes and subordinated debt                     $ 198,150      $ 212,079
                                                      =========      =========


Approximately $190,826,000 was outstanding under the Company's Third Restated Credit Agreement on the Effective Date of the Plan. Such amount has been reduced through repayments by the Company and its majority shareholder as described below, to approximately $42,074,000 at June 30, 1995 which amount matures in full on October 20, 1995.

Notwithstanding the above maturity date, and to the extent that the Company generates positive Net Cash Flow (as defined in the Third Restated Credit Agreement) ("Net Cash Flow") for the immediately preceding period, the Company is required to make principal payments of amounts outstanding under the Third Restated Credit Agreement at least quarterly during the period from the Effective Date to October 20, 1995, in amounts approximating 62% of the Company's Net Cash Flow. In addition, in connection with consummation of the Plan, Metromedia Company ("Metromedia"), the Company's majority shareholder, and an affiliate of Metromedia guaranteed the payment of substantially all of the Company's payment obligations under the Third Restated Credit Agreement pursuant to a bank guarantee (the "Bank Guarantee"). On October 20, 1994 the Guarantors made a payment of $14,041,000 to the Banks under the Bank Guarantee as the Company had not generated sufficient Net Cash Flow to such date to make the required principal payments to the Banks. Pursuant to a reimbursement agreement between the Company and Metromedia (the "Reimbursement Agreement") entered into in connection with the consummation of the Plan, upon payments by the guarantors under the Bank Guarantee they become subrogated to the rights of the banks and, the Company has agreed to reimburse Metromedia for all such payments made under the Bank Guarantee or as cure payment to Sony (as described below) plus interest on all such guaranteed payments made by Metromedia at the rate of LIBOR plus 1.75% out of the portion of Net Cash Flow allocated to the

Banks (62%) and Sony (23%) following payment in full of the Banks (on October 20, 1995) and Sony (on November 5, 1995). In accordance with the terms of the Reimbursement Agreement approximately $385,000 and $344,000, respectively, of interest due April 21, 1995 and January 21, 1995, related to amounts owed to Metromedia, was accrued and compounded, thereby increasing the principal amount due.

In accordance with the terms of the Plan, the Company had a $70,000,000 non-interest bearing payment obligation to Sony at the Effective Date. The obligation to Sony is payable PARI PASSU with amounts payable under the Third Restated Credit Agreement described above and is backed by a letter of credit issued pursuant to the Third Restated Credit Agreement. Such amount has been reduced through repayments to approximately $11,878,000 at June 30, 1995 which amount matures on November 5, 1995.

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

In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan, the Company must make certain cumulative minimum aggregate Net Cash Flow payments ("Mandatory Minimum") to the holders of the Talent Notes, the Creditors Notes and the 10% Subordinated Debentures (the "Plan Debt") in payment of their respective principal and interest. As is more fully described in the 1995 Form 10-K, the Indentures pursuant to which the Talent Notes and the Creditor Notes were issued (the "Indentures") provide for only a single Mandatory Minimum threshold that must be received by the holders of the Plan Debt in payment of their respective principal and interest for each fiscal quarter through the fiscal year ended February 28, 1999, rather than separate quarterly thresholds for each fiscal quarter. The Company believes the language set forth in the Indentures does not reflect the agreement between the Company and its principal creditors who negotiated and agreed upon the provisions based upon the Company's review of the agreement in principle agreed to by such parties. Notwithstanding the literal language of the Indentures, it is the Company's intention to follow what it believes is the intention of the agreeing parties. Therefore, the following summarizes both the anticipated Mandatory Minimum amounts contained in the Indentures and the interpretation of the Company ("Interpretation"). Under the terms of the Indentures, these Mandatory Minimum amounts are to be reduced by 15% of the portion of amounts due under the Showtime agreement to the extent that the amounts are not received by the Company ("Showtime Shortfall") until such time as the Banks and/or Sony and, if applicable, the guarantor under the Bank Guarantee are paid in full. Thereafter, the Mandatory Minimums will be reduced by 100% of the Showtime Shortfall.

As more fully discussed in Note 10 below, utilizing the literal language set forth in the Indentures instead of the Company's Interpretation, the Company did not generate enough Net Cash Flow through the fiscal quarter ended May 31, 1995, to satisfy the Mandatory Minimums. Accordingly, as also more fully described in Note 10, it is possible that the Trustee under the Indenture or the Holders of Talent Notes or Creditor Notes could assert that an Event of Default should have occurred under each such Indenture at May 31, 1995.

PER INDENTURES
                           Estimated Adjusted Cumulative Minimum Amounts
                           ---------------------------------------------
                                          (in thousands)

  Fiscal Year Ended
    February 28(29)              May     August   November   February
    ---------------           --------  --------  --------   --------
               1996           $ 61,948  $ 61,948  $ 61,948   $ 61,948
               1997           $ 97,802  $ 97,802  $ 97,802   $ 97,802
               1998           $161,140  $161,140  $161,140   $161,140
               1999           $204,741  $204,741  $204,741   $204,741





PER INTERPRETATION
                          Estimated Adjusted Cumulative Minimum Amounts
                          ---------------------------------------------
                                         (in thousands)

  Fiscal Year Ended
    February 28(29)              May     August   November   February
    ---------------           --------  --------  --------   --------
               1996           $ 36,184  $ 44,772  $ 53,360   $ 61,948
               1997           $ 70,911  $ 79,874  $ 88,838   $ 97,802
               1998           $113,636  $129,470  $145,304   $161,140
               1999           $172,040  $182,940  $193,840   $204,741



The Company has made eleven Net Cash Flow distributions in accordance with the Plan. The distributions were made in November 1992, March 1993, June 1993, December 1993, March 1994, June 1994, September 1994, October 1994, December 1994, March 1995, and June 1995, respectively. In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan, a Net Cash Flow distribution was not made for the quarter ended August 31, 1993 because the Company did not generate Net Cash Flow. Because distributions of Net Cash Flow are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan and the agreements entered into in connection with the Plan, no assurance can be made as to the amount, if any, of each future distribution. The following table summarizes and describes the allocation of these distributions in accordance with the Plan (in thousands):


                                          June       Mar.     Fiscal    Fiscal      11/5/92
                                          1995       1995      1995      1994    To 2/28/93     Total
                                         ------    -------   -------    -------  ----------  --------
Third Restated Credit Agreement          $4,391    $12,154   $50,202    $39,345    $28,619   $134,711
Metromedia Obligation                       ---        ---       ---        ---        ---        ---
Sony Obligation                           1,611      4,458    18,413     17,984     10,497     52,963
Talent Notes (principal and interest)       600      1,661     6,861      5,733      3,910     18,765
Creditor Notes                              ---        ---       164      1,046      1,498      2,708
10% Subordinated Debentures due 2001        ---        ---       ---        ---        977        977
Interest on 10% Subordinated
    Debentures due 2001                     459      1,270     5,083      3,339        519     10,670
                                       --------   --------  --------   --------   --------   --------
                                       $  7,061   $ 19,543  $ 80,723   $ 67,447   $ 46,020   $220,794
                                       ========   ========  ========   ========   ========   ========


Pursuant to the Waiver and Consent dated  as  of  June 30, 1993 under the Third
Restated Credit Agreement, $2,600,000 of the portion of the June 1993 distribution payable pursuant to the Plan to the Company's banks was instead paid to Sony. In accordance with the terms of the Plan, all or part of the portion of Net Cash Flow which would otherwise be payable to holders of Creditor Notes for ten of the eleven distributions were used to satisfy, in whole or in part, the interest obligation on the 10% Subordinated Debentures. In addition, in accordance with the indenture for the 10% Subordinated Debentures, approximately $362,000, $525,000 and $898,000, respectively, of the interest due April 1, 1995, April 1, 1994 and October 1, 1993 related to the 10% Subordinated Debentures was paid by the issuance of additional debentures. Also, in accordance with the Talent Note indenture, all of the interest due for the three-month periods ended May 31, 1995, November 30, 1994, November 30, 1993 and August 31, 1993 on the Talent Notes was paid by the issuance of additional notes (approximately $212,000, $393,000, $410,000 and $405,000,
respectively).   The  payments
on  the   Sony   Obligation  have  reduced  the outstanding  amount  on  the letter of credit supporting  such  obligation to $16,878,000 at June 30, 1995.

All descriptions of securities above refer to securities issued and in certain cases, estimated amounts of such securities that are yet to be issued, because certain bankruptcy claims have not been resolved.

  5.  INCOME TAXES

  The provision for income taxes for the three months ended May 31, 1995 and 1994 consists of the following (in thousands):



                                          Three Months Ended
                                                 May 31,
                                          -------------------

                                            1995        1994
                                          --------    -------

        Federal                           $   ---     $   ---
        State and local                       100         100
        Foreign                               100         200
                                          -------     -------
                                          $   200     $   300
                                          =======     =======



These provisions are based, in part, upon estimates of the Company's effective tax rate for the entire year. Only a portion of such provisions are offset by losses from operations, because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur.

6. LOSS PER COMMON SHARE

Per-share amounts presented on the Company's condensed consolidated statements of operations are computed by dividing Net loss by the weighted average number of common shares outstanding during each period.

7.  REVENUE INFORMATION

The sources of the Company's revenues from operations by market for the three months ended May 31, 1995 and 1994 are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company derives significant revenues from the foreign distribution of its theatrical motion pictures and television programming. During the three months ended May 31, 1995 and 1994, the Company generated revenues of $11,028,000 and $15,421,000, respectively, from foreign distribution of such product.

8.  CONTINGENT LIABILITIES

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

As previously disclosed in the Registrant's Annual Reports on Form 10-K for the fiscal years ended February 28, 1995, February 28, 1994, and February 28, 1993 on October 12, 1990, Hemdale Film Corporation ("Hemdale") filed an action against the Company in the Superior Court for Los Angeles alleging various breaches of the agreements between Hemdale and the Company for distribution of the motion pictures "PLATOON", "HOOSIERS" and "THE TERMINATOR". The plaintiff produced these pictures which the Company released. The complaint seeks an accounting and damages purportedly in excess of $30,000,000 and is based on the allegation that the Company paid Hemdale less than it was due under the agreements, used improper accounting practices, refused to permit Hemdale's representatives to conduct appropriate examinations of the Company's books and records and provided Hemdale with allegedly inaccurate and inadequate settlement statements. On December 10, 1990, the Company filed its answer, denying the material allegations of the complaint, asserting that its accounting practices were accurate in all respects. Hemdale has filed a proof of claim substantially based on the allegations in its complaint. The Company has objected to Hemdale's claim and the estimation hearing on Hemdale's claim has been further adjourned in the Court until July 24, 1995. Therefore, no assurance can be given at this time concerning the ultimate outcome of the Hemdale litigation or the effect thereof, if adverse to the Company. As a result of the Company's chapter 11 filings, it is expected that this case will be tried before the Court.

9.  MERGER AGREEMENT

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


                           "Y"  =        120,000,000
                                  --------------------
                           Average Closing Price

Assuming that the effective time of the merger was July 12, 1995, the Company's stockholders would have exchanged each share of the Company's common stock for
 .5714 shares of Actava common stock and collectively the Company's stockholders would have been entitled to receive approximately 31.1% of the surviving
corporation's  common  stock.   The  Actava  common  stock  to be issued to the
Company's, Sterling's and MITI's stockholders in connection with the mergers will be identical to the shares of Actava common stock currently outstanding. Immediately following the mergers, Metromedia and certain of its affiliates will exchange their shares of Actava common stock received in the mergers and
may   convert   certain  nonrecourse  amounts  owed  by  the  Company  and  its subsidiaries and by MITI and its subsidiary to affiliates of Metromedia for shares of Class A common stock of the surviving corporation. The shares of Class A common stock will be entitled to three votes per share on all matters voted upon by the surviving corporation's stockholders (other than the election of directors) and will vote as a separate class to elect 6 of the 10 members of the surviving corporation's board of directors. It is currently anticipated that Metromedia and its affiliates would control in excess of 50% of the voting power of the surviving entity as a result of the stock exchanges described above.

Metromedia International Group, Inc. will be managed by a three person Office of the Chairman consisting of John W. Kluge, the Company's current Chairman of the Board as Chairman, Stuart Subotnick, the Company's current Vice Chairman as Vice Chairman, and John D. Phillips, President and Chief Executive Officer of Actava, as President and Chief Executive Officer of the surviving corporation.

On March 2, 1995, the Company's Board of Directors formed a special committee (the "Special Committee") to consider the terms of the Merger Agreement and make a recommendation to the full Board of Directors of the Company regarding the Merger Agreement. The Special Committee was formed because the Company's Board of Directors is composed of a majority of persons who are affiliated with Metromedia and because of the Board of Director's view that in light of the share exchanges described above and the simultaneous merger of MITI into Actava, the members of the Board of Directors affiliated with Metromedia could be viewed as having an interest in the transactions contemplated by the Merger Agreement in addition to the interests of the Company stockholders. The members of the Special Committee are Michael I. Sovern, Joel R. Packer and Raymond L. Steele, each of whom the Company considers an independent director. The Special Committee was also authorized and did engage the services of an independent law firm and an independent investment banking firm to offer advice and in the case of the investment banking firm, to render a fairness opinion to the Special Committee. At a May 17, 1995 meeting of the Board of Directors, the Special Committee made its unanimous recommendation that the full Board of Directors approve the Merger Agreement and the full Board of Directors by unanimous vote approved the Merger Agreement on such date.

The closing of each merger contemplated by the Merger Agreement is also contingent upon the closing of the other mergers contemplated by the Merger Agreement. In addition, the consummation of the mergers contemplated by the Merger Agreement is subject, among other things, to approval by the Boards of Directors and shareholders of the Company and the stockholders of Actava, Sterling and MITI, the receipt of all required consents, the successful refinancing of the currently outstanding amounts owed to the Company's senior secured creditors (the Banks and Sony), and holders of Plan Debt, to Actava's Average Closing Price not being less than $8.25, that no material adverse change in the business, assets, prospects, condition or results of operations of the Company, Actava, MITI or Sterling shall have occurred since the date of the Merger Agreement, that the shares of Actava's common stock currently outstanding and to be issued to the stockholders of the Company, MITI and Sterling pursuant to the Mergers shall have been accepted for listing on the New York Stock Exchange, the American Stock Exchange or accepted for quotation on NASDAQ/NMS, the successful completion by Actava and its due diligence review of MITI, the receipt of certain fairness opinions with respect to the mergers, and the receipt of all required regulatory approvals, including approval with respect to the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. There can be no assurance that this proposed refinancing or the mergers contemplated by the Merger Agreement will be consummated.

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

As discussed below, the Company has been named a defendant in three separate shareholder lawsuits which are attempting to enjoin the mergers contemplated by the Merger Agreement.

10.  LIQUIDITY

As described in Note 4 the Company has significant obligations under the Plan. To the extent that the Company generates Net Cash Flow, the Company is required to make principal payments with respect to the Banks and Sony and to its holders of its Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") at least quarterly out of Net Cash Flow. Net Cash Flow as defined in the Plan generally provides for the payment of operating costs as incurred. Because distributions are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan, no assurance can be made as to the amount, if any, of each future distribution. See Note 4 for a schedule of the Company's Net Cash Flow payments since the Effective Date.

The poor performance of the Company's pictures released after the Effective Date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse effect on the liquidity of the Company. As described in Note 4, such events had an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony, as discussed below, in the fiscal year ended February 28, 1995 ("fiscal 1995") and could have an adverse effect on the Company's ability to meet the other Plan obligations, as discussed below, in the fiscal year ended February 29, 1996 ("fiscal 1996").

As described in Note 4, the Company was obligated to make certain principal payments to its Bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony Obligation in October and November 1994, respectively, and is obligated to make additional principal payments in October and November 1995, respectively. The Company did not generate sufficient Net Cash Flow to make the scheduled payments to the Banks and Sony in October and November 1994, respectively, and accordingly, the Guarantors under the Bank Guarantee made certain payments to such parties. In addition, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony, in October and November 1995, respectively. The payments made by the Guarantor in October and November 1994 and any such additional payments made by the Guarantors under the Bank Guarantee on behalf of the Company to the Bank and/or to Sony result in such Guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company is obligated to reimburse the amounts paid by the Guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such Guarantors are reimbursed in full.

In addition, as described in Note 4, the Indentures pursuant to which the Talent Notes and Creditor Notes were issued (the "Indentures") provide that an event of default ("Event of Default") will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") does not exceed the mandatory minimum amounts (the "Mandatory Minimums") specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime
Agreement which are not received by the Company because of the Showtime Settlement.

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

Utilizing the Mandatory Minimums contained in the Indentures rather than the Interpretation, which the Company believes reflects the agreement of the parties, the Company did not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold specified in the Indentures for the quarter ended May 31, 1995. Accordingly, it is possible that the Trustee under the Indentures or the Holders of Talent Notes or

Creditor Notes could assert that an Event of Default should have occurred under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or
40%  in  aggregate  principal  amount  of  either  the  Talent  Notes  or  the
Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes. To date the Company has not received any notification from such Trustee or the Holders of Talent Notes or Creditor Notes that an Event of Default has occurred under either Indentures and no such acceleration has occurred. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. Notwithstanding the literal language of the Indentures, the Company believes, however, that no such Event of Default has occurred for the quarter ended May 31, 1995 because the language set forth in the Indentures does not reflect the intention of the Company and the representatives of the Plan Debt who negotiated such provisions and utilizing the Company's view that the agreement of the parties is not reflected in the language of the Indentures and that the Indentures should be reformed to set forth the quarterly Mandatory Minimum thresholds for each fiscal quarter, as specified in Note 4 above, the Company generated sufficient Net Cash Flow to satisfy the Mandatory Minimums for the fiscal quarter ended May 31, 1995. The Company nevertheless currently believes that it will not generate sufficient Net Cash Flow to satisfy such reformed quarterly Mandatory Minimums at the quarter ended August 31, 1995. In order to prevent the Company's anticipated shortfall, the Company must obtain a waiver, refinance its existing Plan Debt, or obtain additional sources of financing including those described below. If the Company cannot satisfy the Mandatory Minimum thresholds at the quarter ended August 31, 1995, on such date an Event of Default would occur under the Indentures, which in turn could cause an acceleration of such Notes as described above. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. As more fully described in Note 9, the Company has entered into the Merger Agreement to combine the Company with Actava, Sterling and MITI. A condition to consummation of the mergers is the refinancing of all the Company's Plan Debt and its remaining obligations to the Banks and to Sony, so as to ease the cash flow burden on the surviving company of the mergers and avoid an Event of Default and possible acceleration of the Notes pursuant to the Indentures. There can be no assurance that this proposed refinancing or the mergers contemplated by the Merger Agreement will be consummated.

As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1996, as well as insufficient liquidity to meet its obligations in fiscal 1996 as described above.

The Company continues to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product on a nonrecourse basis as permitted under the Plan. Since the Effective Date, the Company has been able to acquire some new product with nonrecourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite nonrecourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system. In addition, the Company will pursue additional nonrecourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a nonrecourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining nonrecourse financing as described above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. To date such activities have not resulted in the receipt of material amounts by the Company. In addition to the mergers described above, the Company continues to consider its alternatives in connection with the anticipated payment shortfall to the holders of the Plan Debt including other restructuring or refinancing of such Plan Debt. Despite these intentions, there can be no assurance that any transaction, restructuring or refinancing will be consummated or that the Company will be able to generate sufficient Net Cash Flow to avoid an Event of Default under its Indentures in fiscal 1996.

                          ORION PICTURES CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


On December 11 and 12, 1991 (the "Filing Date"), the Company and certain of its subsidiaries filed petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Court"). The Company filed its "Debtors' Joint Consolidated Plan of Reorganization" as amended July 24, August 7, September 3 and October 20, 1992 (the "Plan") with the Court on July 13, 1992. On October 20, 1992 (the "Confirmation Date"), the Court confirmed the Plan which became effective on November 5, 1992 (the "Effective Date"). The Plan and the Company's reorganization activities are more fully described in "Liquidity and Capital Resources" below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended February 28, 1995 (the "1995 Annual M,D & A") for a further discussion of the Company's Plan of Reorganization and the implications thereof.

On August 31, 1994, the Company, the Actava Group Inc. ("Actava"), MCEG Sterling Incorporated ("Sterling"), International Tell, Inc. ("ITI") and Metromedia International Inc. ("MITI"; and together with ITI, "MITI") signed letters of intent to combine the foregoing companies (the "Merger Agreement") into a new company to be called "Metromedia International Group, Inc.", as is more fully described in Note 9 of Notes to Condensed Consolidated Financial Statement ("Note 9").

RESULTS OF OPERATIONS

During the first quarter of the fiscal year ending February 29, 1996 ("fiscal 1996"), the Company recorded a net loss of $9,761,000 on revenues of $42,232,000. During the first quarter of the preceding year ("fiscal 1995"), the Company recorded a net loss of $12,104,000 on revenues of $83,757,000.

Certain factors should be considered when evaluating the Company's results of operations in the first quarter of both fiscal 1996 and fiscal 1995. First, as previously disclosed approximately two-thirds of the Company's film inventories are stated at amounts approximating their estimated net realizable value and do not result in the recording of gross profit upon recognition of related revenues. A significant portion of recorded revenues in the first quarter of both fiscal 1996 and fiscal 1995 related to such film inventories. Accordingly, gross profit from profitable pictures (before the effect of the writedowns in the first quarter of fiscal 1995 described below) was insufficient to cover selling, general and administrative costs and interest costs during each quarter. In addition, the Company released three films in the domestic theatrical marketplace during the first quarter of fiscal 1995. The company recorded approximately $5,500,000 of writedowns to estimated net realizable value during that quarter on two of these titles.

   REVENUES

The following table sets forth the sources of the Company's revenues from operations by market during the first quarter of fiscal 1996 and 1995 (in thousands):



                                            Three Months Ended
                                                  May 31,
                                          ---------------------
                                            1995         1994
                                          ---------   ---------

    Theatrical distribution               $   953      $  6,347
    Television and video distribution:
       Home video direct distribution      14,120        14,902
       Home video subdistribution             405         2,616
       Pay television                      11,585        43,951
       Free television and other           15,169        15,941
           Total television and video    --------      --------
           distribution                    41,279        77,410
                                         --------      --------
                                         $ 42,232      $ 83,757
                                         ========      ========


   THEATRICAL REVENUES

During the current quarter, the Company released only one title in the domestic theatrical marketplace ("BAR GIRLS") that was acquired utilizing non-recourse financing under the restrictions of the Plan. Such title did not contribute significant revenues during the current quarter, and accordingly theatrical revenues decreased 85% to $953,000 for the three months ended May 31, 1995 as compared to $6,347,000 for the three months ended May 31, 1994. Theatrical revenues in the first quarter of fiscal 1995 reflects the poor performance of the three films released in the domestic theatrical marketplace in that quarter. Together, these films generated approximately $5,000,000 in domestic theatrical revenues.

The Company's ability to produce or acquire additional product for distribution is limited, therefore, revenues from theatrical distribution will depend entirely on the Company's ability to produce or acquire additional product.

   HOME VIDEO REVENUES

The distribution of the Company's theatrical release, "BLUE SKY", and an acquired film "NOSTRADAMUS" in the domestic home video rental market through Orion Home Video ("OHV") accounted for over one half of the Company's home video direct distribution revenues during the current year's first quarter. The distribution of "ROBOCOP 3" in the domestic home video rental market through OHV accounted for the majority of the Company's home video direct distribution revenues during the previous year's first quarter.

The Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan with regard to the investment in the production of new theatrical product, are likely to continue to have an adverse effect on quarterly revenues in this market for the foreseeable future.

   PAY TELEVISION REVENUES

Three titles became available during the first quarter of fiscal 1996 for exclusive exhibition in the pay cable market pursuant to a settlement (the "Showtime Settlement") reached with Showtime Networks Inc. ("Showtime"), and accordingly pay television revenue decreased 74% to $11,585,000 for the first quarter of fiscal 1996 as compared to $43,951,000 for the first quarter of fiscal 1995. During the first quarter of fiscal 1995, nine titles became available for exclusive exhibition in the pay cable market pursuant to the Showtime Agreement reached with Showtime during that quarter. Pay television revenues for that quarter included approximately $40,000,000 for the recognition of license fees on these titles.

The remainder of the Company's revenues in this market in each quarter was recorded upon the availability of various titles under certain foreign pay television agreements.

Furthermore, the reduced license fees under the Showtime Settlement, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan with regard to the investment in the production of new theatrical product, are likely to have an adverse effect on quarterly revenues in this market for the foreseeable future.

   FREE TELEVISION REVENUES

The Company's free television revenues in the first quarters of both fiscal 1996 and 1995 were derived primarily from the availability, in a number of foreign territories of certain of the Company's theatrical titles. Free television revenues in the first quarters of both fiscal 1996 and 1995 includes fees from the availability to Lifetime of five pictures in each quarter under the Company's two major agreements with that basic cable network.

   GROSS PROFIT (LOSS)

No film generated significant gross profit in the current year's first quarter. Gross profit in the previous year's first quarter was most favorably affected by the recognition of approximately $40,000,000 of domestic pay television license fees on nine titles pursuant to the Showtime Settlement. These nine titles accounted for approximately $7,000,000 in gross profit during that quarter.

The previous year's first quarter was most adversely affected by the recording of writedowns to the estimated net realizable value of the carrying amounts of the three first quarter domestic theatrical releases. These writedowns aggregated approximately $6,100,000. In addition, a writedown to estimated net realizable value of approximately $1,000,000 was recorded due to the less-than-previously-expected domestic home video distribution of "ROBOCOP 3".

As previously disclosed, the Company has released only 16 theatrical films that were substantially financed by the Company in the domestic theatrical marketplace since the beginning of fiscal 1992 compared to an annual average of 14 releases in each of the previous three years. This reduced release schedule has had an adverse effect on amounts and comparisons of revenues and, consequently, gross profit and is expected to continue to have an adverse effect on comparisons with earlier periods in the future. Furthermore, as previously disclosed, approximately two-thirds of the Company's film inventories are stated at estimated net realizable value and do not result in the recording of gross profit upon the recognition of related revenues.

   INTEREST EXPENSE

Interest expense for the first quarter of fiscal 1996 decreased $228,000 (3%) from the previous year's quarter from $7,155,000 to $6,927,000. This decrease which primarily reflects reduced interest charges on lower outstanding debt balances as principal payments continue to reduce the Company's debt, was partially offset by increased interest costs as well as a non recurring credit in the first quarter of fiscal 1995 of approximately $526,000 representing interest earned by the Company in connection with the Showtime Settlement.

   PROVISION FOR INCOME TAXES

The provision for income taxes on operations in the first quarter of both fiscal 1995 and fiscal 1996 are partially based on an estimate of the effective tax rate for the entire year. Only a portion of the provisions are offset by losses from operations because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur. The provision for income taxes for the three months ended May 31, 1995 and 1994 are attributable to foreign remittance taxes and minimum state taxes.

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

Before the filing of the Company's petitions under chapter 11, the Company had as an operating plan to release each year approximately 12 to 15 theatrical motion pictures which the Company fully or substantially financed. Prior to the filing, all new production was halted leaving the Company with only 12 largely completed but unreleased motion pictures at the Filing Date. In addition, under the Plan, the Company's ability to produce or invest in new theatrical product is severely limited as described above. Accordingly the Company released only five, four, and three of such theatrical motion pictures in the domestic marketplace in fiscal 1995, 1994, and 1993, respectively. This reduced release schedule described above is likely to have an adverse impact on results of operations for the foreseeable future. Furthermore, as described in
Note 3, approximately two-thirds of the Company's film inventories at May 31, 1995 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. Accordingly, selling, general and administrative costs and interest expense in future periods are likely to exceed gross profit recognized in each period, which will result in the reporting of net losses for financial reporting purposes for the foreseeable future.

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

To the extent that the Company generates Net Cash Flow, the Company is required to make principal payments with respect to the Banks and Sony and to its holders of its Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") at least quarterly out of Net Cash Flow. Net Cash Flow as defined in the Plan generally provides for the payment of operating costs as incurred. Because distributions are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan, no assurance can be made as to the amount, if any, of each future distribution. See Note 4 of Notes to Consolidated Financial Statements ("Note 4"), for a schedule of the Company's Net Cash Flow payments since the Effective Date.

The poor performance of the Company's pictures released after the Effective Date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse effect on the liquidity of the Company. As described in Note 4, such events had an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony, as discussed below, in the fiscal year ended February 28, 1995 ("fiscal 1995") and could have an adverse effect on the Company's ability to meet the other Plan obligations, as discussed below, in the fiscal year ended February 29, 1996 ("fiscal 1996").

As described in Note 4, the Company was obligated to make certain principal payments to its bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony Obligation in October and November 1994, respectively, and is obligated to make additional principal payments in October and November 1995, respectively. The Company did not generate sufficient Net Cash Flow to make the scheduled payments to the Banks and Sony in October and November 1994, respectively, and accordingly, the Guarantors under the Bank Guarantee made certain payments to such parties. In addition, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payments to the Banks and Sony, in October and November 1995, respectively. The payments made by the Guarantor in October and November 1994 and any such additional payments made by the

Guarantors under the Bank Guarantee on behalf of the Company to the Bank and/or to Sony result in such Guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks (on October 20, 1995) and Sony on November 5, 1995. The Company is obligated to reimburse the amounts paid by the Guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such Guarantors are reimbursed in full.

In addition, as described in Note 4, the Indentures pursuant to which the Talent Notes and Creditor Notes were issued (the "Indentures") provide that an event of default ("Event of Default") will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of Talent Notes, Creditor Notes and 10% Subordinated Debentures (the "Plan Debt") does not exceed the mandatory minimum amounts (the "Mandatory Minimums") specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime
Agreement which are not received by the Company because of the Showtime Settlement.

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

Utilizing the Mandatory Minimums contained in the Indentures rather than the Interpretation, which the Company believes reflects the agreement of the parties, the Company did not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold specified in the Indentures for the quarter ended May 31, 1995. Accordingly, it is possible that the Trustee under the Indentures or the Holders of Talent Notes or Creditor Notes could assert that an Event of Default should have occurred under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or 40% in aggregate principal amount of either the Talent Notes or the Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes. To date the Company has not received any notification from such Trustee or the Holders of Talent Notes or Creditor Notes that an Event of Default has occurred under either Indentures and no such acceleration has occurred. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. Notwithstanding the literal language of the Indentures, the Company believes, however, that no such Event of Default has occurred for the quarter ended May 31, 1995 because the language set forth in the Indentures does not reflect the intention of the Company and the representatives of the Plan Debt who negotiated such provisions and utilizing the Company's view that the agreement of the parties is not reflected in the language of the Indentures and that the Indentures should be reformed to set forth the quarterly Mandatory Minimum thresholds for each fiscal quarter, as specified in Note 4 above, the Company generated sufficient Net Cash Flow to satisfy the Mandatory Minimums for the fiscal quarter ended May 31, 1995. The Company nevertheless currently believes that it will not generate sufficient Net Cash Flow to satisfy such reformed quarterly Mandatory Minimums at the quarter ended August 31, 1995. In order to prevent the Company's anticipated shortfall, the Company must obtain a waiver, refinance its existing Plan Debt, or obtain additional sources of financing including those described below. If the Company cannot satisfy the Mandatory Minimum thresholds at the quarter ended August 31, 1995, on such date an Event of Default would occur under the Indentures, which in turn could cause an acceleration of such Notes as described above. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. As more fully described in Note 9, the Company has entered into the Merger Agreement to combine the Company with Actava, Sterling and MITI. A condition to consummation of the mergers is the refinancing of all the Company's Plan Debt and its remaining obligations to the Banks and to Sony, so as to ease the cash flow burden on the surviving company of the mergers and avoid an Event of Default and possible acceleration of the Notes pursuant to the Indentures. There can be no assurance that this proposed refinancing or the mergers contemplated by the Merger Agreement will be consummated.

As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1996, as well as insufficient liquidity to meet its obligations in fiscal 1996 as described above.

The Company continues to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product on a nonrecourse basis as permitted under the Plan. Since the Effective Date, the Company has been able to acquire some new product with nonrecourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite nonrecourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system. In addition, the Company will pursue additional nonrecourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a nonrecourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining nonrecourse financing as described above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. In addition to the mergers described above and in Note 9, the Company continues to consider its alternatives in connection with the anticipated payment shortfall to the holders of the Plan Debt including other restructuring or refinancing of such Plan Debt. Despite these intentions, there can be no assurance that any transaction, restructuring or refinancing will be consummated or that the Company will be able to generate sufficient Net Cash Flow to avoid an Event of Default under its Indentures in fiscal 1996.

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

   2. THE LITIGATION-BASED CLAIMS

   HEMDALE FILM CORPORATION V. ORION PICTURES CORPORATION, (Los Angeles County Superior Court, Case No. RCO12594). The court has adjourned the hearing on the objections to the claim to July 24, 1995. Settlement negotiations are ongoing.

   PACIFIC WESTERN PRODUCTIONS, INC., ET AL. V. HEMDALE FILM CORPORATION AND ORION PICTURES CORPORATION, ET AL., (Los Angeles County Superior Court, Case No. RCO12873). The Bankruptcy Court has adjourned the hearing on the objections to the claim to July 24, 1995.

   SHARON BADAL V. ORION PICTURES CORPORATION, (United States District Court, Southern District Court, Southern District of New York, Case No. 91 Civ. 4288). The Bankruptcy Court has adjourned the hearing on the objections to the claim to July 24, 1995. Settlement negotiations are ongoing.

   Antitrust and Similar Proceedings - JOSEPH SOFFER D/B/A CINE 1-2-3-4 V. ORION PICTURES DISTRIBUTION CORPORATION, ET AL., (United States District Court for the District of Connecticut). The Bankruptcy Court has adjourned the hearing on objections to the claim to July 24, 1995. Settlement negotiations are ongoing. THE MOVIE V. ORION PICTURES DISTRIBUTION CORPORATION, ORION CLASSICS, ET AL., (United States District Court for the Northern District of California, Case No. C86-203-90RPA). The Bankruptcy Court has adjourned the hearing on objections to the claim to July 24, 1995. Settlement negotiations are ongoing.

   3. OTHER CLAIMS ISSUES

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

   4. SHAREHOLDER ACTION ARISING OUT OF PROPOSED TRANSACTION

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

      HARRY LEWIS V. JOHN W. KLUGE, LEONARD WHITE, STUART SUBOTNICK, SILVIA KESSEL, JOEL PACKER, MICHAEL I. SOVERN, RAYMOND L. STEEL, ARNOLD L. WALKER, STEPHEN WERTHEIMER, ACTAVA GROUP, INC. AND ORION PICTURES CORP. (Delaware Chancery Court, C.A. No. 14234); complaint filed April 17, 1995. Orion, each of its directors and Actava have been named in this purported class action lawsuit, which was filed after the execution of the Merger Agreement. The complaint contains similar allegations and seeks similar relief to the KRIM case described above. The Company and its directors have obtained an extension of time to answer to complaint.

      JAMES F. SWEENEY, TRUSTEE OF FRANK SWEENEY DEFINED BENEFIT PLAN TRUST V. JOHN D. PHILLIPS, FREDERICK B. BREILSTEIN, III, JOHN E. ADERHOLD, MICHAEL B. CAHR, J. M. DARDEN, III, JOHN P. IMLAY, JR., CLARK A. JOHNSON, ANTHONY F. KOPP, RICHARD NEVINS, CARL E. SANDERS, ORION PICTURE CORPORATION, INTERNATIONAL TELCELL, INC., METROMEDIA INTERNATIONAL, INC. AND MCEG STERLING INC. (Delaware Chancery Court, C.A. No. 13765). The Company is a defendant in this class action lawsuit which was filed by shareholders of Actava against Actava and its directors as well as the Company. The complaint alleges that the terms of the merger of the Company, Actava, MITI and Sterling constitutes an overpayment by Actava for the assets of the Company and it seeks to enjoin the mergers contemplated by the Merger Agreement. The complaint further alleges that the Company knowingly aided, abetted and materially assisted Actava's directors in breach of their fiduciary duties to Actava's shareholders. The Company has obtained an indefinite extension of the time to answer the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the first quarter of the fiscal year ended February 29, 1996 to a vote of the holders of the Company's Common Stock, through the solicitation of proxies or otherwise.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (A) EXHIBITS

   10.28 - Loan agreement dated as of March 14, 1995 between the Company and Metproductions, Inc..

   10.29 - Loan agreement dated as of April, 1995 between the Company and Metproductions, Inc..

   10.30 - Loan agreement dated as of June 28, 1995 between the Company and Metproductions, Inc..

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

                                   ORION PICTURES CORPORATION
                                   (Registrant)



Dated:     July 17, 1995           \s\ Cynthia A. Friedman
                                   -------------------------
                                   Cynthia A. Friedman
                                   Senior Vice President and
                                   Chief Financial Officer