Form 10-Q
period 1995-08-31
ORION PICTURES CORP
filed 1995-10-16
CIK 35590

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                   Form 10-Q


(Mark One)
[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended:  AUGUST 31, 1995
                                      OR
[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to ____________


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


      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations





PART II - OTHER INFORMATION

                        PART I - FINANCIAL INFORMATION

                          ORION PICTURES CORPORATION
                Condensed Consolidated Statements of Operations
                   (in thousands, except per-share amounts)
                                  (unaudited)




                                      Three Months Ended       Six Months Ended

                                            August 31,             August 31,
                                            ----------             ----------

                                       1995         1994       1995          1994
                                       ----         ----       ----          ----


Revenues                            $ 31,187    $ 29,487     $ 73,419        $ 113,244
Cost of rentals                       27,631      32,844       66,532          114,935
                                    --------    --------     --------        ----------
Gross profit (loss)                    3,556      (3,357)       6,887           (1,691)

Other costs and expenses:
  Selling, general and
   administrative                      5,822       5,257       11,787           11,572
  Interest, net                        6,744       7,266       13,671           14,421
                                     --------    --------     --------        ---------
Loss before provision for
  income taxes                       (9,010)     (15,880)     (18,571)         (27,684)

Provision for income taxes              100          400          300              700
                                     ------       ------       ------           ------
Net loss                            $(9,110)    $(16,280)    $(18,871)        $(28,384)
                                    =======     ========     ========         ========

Loss per common share:              $ (0.46)      $(0.81)      $(0.94)          $(1.42)
                                    =======     ========     ========         ========

Average shares outstanding           20,000       20,000       20,000           20,000
                                    =======     ========     ========         ========




See accompanying Notes to Condensed Consolidated Financial Statements

                          ORION PICTURES CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)



                                                     August 31,    February 28,
                                                       1995            1995
                                                     ----------    ------------

ASSETS:

  Cash and cash equivalents                          $  18,504     $  26,190
  Accounts receivable, net                              67,139        59,710
  Film inventories                                     207,191       249,674
  Other assets                                          14,271        16,014
                                                      --------      --------
                                                     $ 307,105     $ 351,588
                                                     =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY:

  Accounts payable                                   $   1,906     $   1,107
  Accrued expenses                                      25,341        32,455
  Participations and residuals                          47,310        45,927
  Notes and subordinated debt (including $20,332
   and $19,544 due to majority shareholder,
   respectively)                                       197,536       212,079

  Deferred revenues                                     62,350        68,487

  Shareholders' equity (capital deficiency):
    Common stock                                         5,000         5,000
    Paid-in surplus                                    265,811       265,811
    Accumulated deficit                               (298,149)     (279,278)
                                                     ---------     ---------

  Total shareholders' equity (capital deficiency)      (27,338)       (8,467)
                                                     ---------     ---------
                                                     $ 307,105     $ 351,588
                                                     =========     =========




See accompanying Notes to Condensed Consolidated Financial Statements

                          ORION PICTURES CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                           Six Months Ended
                                                              August 31,

                                                           1995         1994
                                                           ----         ----

Operations:
 Net loss                                              $ (18,871)    $ (28,384)
 Adjustments to reconcile net loss
 to cash provided by operations:
  Amortization of film costs                              45,462        89,435
  (Increase)Decrease in accounts receivable               (7,429)        3,209
  Decrease in accounts payable and accrued expenses       (5,166)       (3,801)
  Accrual of participations and residuals                  9,813        14,855
  Payments of participations and residuals                (8,430)      (19,048)
  Decrease in deferred revenues                           (6,137)      (15,924)
  Other, net                                               7,486         8,664
                                                       ---------      --------
 Cash provided by operations                              16,728        49,006

Investment activities:
 Investment in film inventories                           (2,979)      (19,041)
 Other                                                        75            67
                                                       ---------      --------
  Cash used in investment activities                      (2,904)      (18,974)

Financing activities:
 Payments on notes and subordinated debt                 (21,510)      (45,566)
                                                       ---------      --------
  Cash used in financing activities                      (21,510)      (45,566)

Net decrease in cash and cash equivalents                 (7,686)      (15,534)
Cash and cash equivalents at beginning of period          26,190        37,114
                                                       ---------      --------

Cash and cash equivalents at end of period             $  18,504      $ 21,580
                                                       =========      ========




See accompanying Notes to Condensed Consolidated Financial Statements

                          ORION PICTURES CORPORATION

             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)



1.  INTRODUCTION

The accompanying interim condensed consolidated financial statements of Orion Pictures Corporation and its subsidiaries (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K (the "1995 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of August 31, 1995, the results of its operations for the three and six-month periods ended August 31, 1995 and 1994 and its cash flows for the six-month periods ended August 31, 1995 and 1994 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

3.  FILM INVENTORIES

The following is an analysis of film inventories (in thousands):

                                                August 31,    February 28,
                                                   1995           1995
                                                ----------    ------------

Theatrical films:
  Released                                      $ 200,602      $240,330
Television programs:
  Released                                          6,589         9,344
                                                ---------      --------
                                                $ 207,191      $249,674
                                                =========      ========


The Company has made substantial writeoffs to its released product. As a result, approximately two-thirds of the film inventories shown above at August 31, 1995 are stated at estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods.

Since the date of the Company's quasi-reorganization (February 28, 1982), when the Company's inventories were restated to reflect their then current market value, the Company has amortized 93% of the gross cost of its film inventories, including those produced subsequent to the quasi-reorganization. Approximately 97% of such gross film inventory costs will have been amortized by August 31, 1998. As of August 31, 1995, approximately 60% of the unamortized balance of film inventories will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

4.  NOTES AND SUBORDINATED DEBT

Notes and subordinated debt is comprised of the following (in thousands):

                                                      August 31,   February 28,
                                                         1995          1995
                                                      ----------   ------------

Notes payable to banks pursuant to the Third
 Amended and Restated Credit Agreement ("Third
 Restated Credit Agreement")                          $  42,074     $  58,619

Obligation to Metromedia under Reimbursement
 Agreement                                               20,332        19,544

Talent Notes due 1999, net of unamortized discounts
 of $8,107 and $8,488                                    28,059        26,057

Creditor Notes due 1999, net of unamortized discounts
 of $18,400 and $21,745                                  43,975        40,630

Non-interest bearing payment obligation to Sony,
 net of unamortized discount of $812 and $1,191          11,067        16,756

Other guarantees and contracts payable, net of
 unamortized discounts of $2,605 and $2,943               7,942         8,124
                                                         ------        ------

Total notes payable                                   $ 153,449     $ 169,730
                                                      =========     =========

10% Subordinated Debentures due 2001,
 net of unamortized discounts of $6,721 and $8,097       44,087        42,349
                                                      ---------     ---------

Total notes and subordinated debt                     $ 197,536     $ 212,079
                                                      =========     =========




Approximately $190,826,000 was outstanding under the Third Restated Credit Agreement on the Effective Date of the Plan (Note 2). Such amount has been reduced through repayments by the Company and the Guarantors (as defined below) to approximately $33,616,000 at September 30, 1995 which amount matures in full on October 20, 1995.

Notwithstanding the above maturity schedule, and to the extent that the Company generates positive net cash flow (as defined in the Third Restated Credit Agreement) ("Net Cash Flow") for the immediately preceding period, the Company is required to make principal payments of amounts outstanding under the Third Restated Credit Agreement at least quarterly during the period from the Effective Date to October 20, 1995, in amounts approximating 62% of the Company's Net Cash Flow. In addition, in connection with consummation of the Plan, Metromedia Company ("Metromedia"), the Company's principal shareholder, and an affiliate of Metromedia (collectively, the "Guarantors") guaranteed the payment of substantially all of the Company's payment obligations under the Third Restated Credit Agreement pursuant to a bank guarantee (the "Bank Guarantee"). On October 20, 1994 the Guarantors made a payment of $14,041,000 to the Banks under the Bank Guarantee as the Company had not generated sufficient Net Cash Flow to such date to make the required principal payments to the Banks. In addition, the Company will not generate enough Net Cash Flow by the October 20, 1995 maturity date to satisfy the amount outstanding to the Banks. As a result, the

Company currently anticipates that the Guarantors will be required to make the final payment of all amounts outstanding under the Third Restated Credit Agreement ($33,616,000 at September 30, 1995) pursuant to the Bank Guarantee on October 20, 1995. Pursuant to a reimbursement agreement between the Company and Metromedia (the "Reimbursement Agreement") entered into in connection with the consummation of the Plan, upon payments by the Guarantors under the Bank Guarantee, such Guarantors become subrogated to the rights of the banks. The Company has agreed to reimburse such Guarantors, for all such payments made under the Bank Guarantee or as cure payment (as described below) to Sony Pictures Entertainment Inc. ("Sony") plus interest on all such guaranteed payments made by such Guarantors at the rate of LIBOR plus 1.75%, out of the portion of Net Cash Flow allocated to the Banks (62%) and Sony (23%) following payment in full of the Banks and Sony. In accordance with the terms of the Reimbursement Agreement approximately $403,000, $385,000 and $344,000, respectively, of interest due July 21, 1995, April 21, 1995 and January 21, 1995, related to amounts owed to the Guarantors, was accrued and compounded, thereby increasing the principal amount due.

In accordance with the terms of the Plan, the Company had a $70,000,000 non-interest bearing payment obligation to Sony at the Effective Date. The obligation to Sony is payable PARI PASSU with amounts payable under the Third Restated Credit Agreement described above and was backed by a letter of credit issued pursuant to the Third Restated Credit Agreement.

To the extent that the Company generated positive Net Cash Flow for the immediately preceding period, the Company was required to make principal payments of amounts outstanding for the obligation to Sony at least quarterly during the period from the Effective Date to September 23, 1995 in an amount approximating 23% of the Company's Net Cash Flow. The agreement with Sony also gave the Guarantors the right to cure any payment shortfalls by the Company to Sony prior to Sony being able to draw under the letter of credit issued by the banks pursuant to the Third Restated Credit Agreement. The Guarantors cured shortfalls by the Company in its payments to Sony by making payments to Sony on November 5, 1994, and October 10, 1995 of $5,159,000 and $8,776,446,
respectively. Such amount plus interest on such amount at the rate of LIBOR plus 1.75% is reimbursable to Metromedia in accordance with the terms of the Reimbursement Agreement described above. All amounts owed to Metromedia by the Company pursuant to the Reimbursement Agreement will be refinanced upon consummation of the mergers described below in Note 9.

In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan, the Company must make certain cumulative minimum aggregate Net Cash Flow payments ("Mandatory Minimums") to the holders of the Talent Notes, the Creditors Notes and the 10% Subordinated Debentures (the "Plan Debt") in payment of their respective principal and interest. As is more fully described in the 1995 Form 10-K, the Indentures pursuant to which the Talent Notes and the Creditor Notes were issued (the "Indentures") provide for only a single Mandatory Minimum threshold that must be received by the holders of the Plan Debt in payment of their respective principal and interest for each fiscal quarter through the fiscal year ended February 28, 1999, rather than separate quarterly thresholds for each fiscal quarter. The Company believes the language set forth in the Indentures does not reflect the agreement between the Company and its principal creditors who negotiated and agreed upon the provisions based upon the Company's review of the agreement in principle agreed to by such parties. Notwithstanding the literal language of the Indentures, it is the Company's intention to follow what it believes is the intention of the agreeing parties. Therefore, the following summarizes both the anticipated Mandatory Minimum amounts contained in the Indentures and the interpretation of the Company ("Interpretation"). Under the terms of the Indentures, these Mandatory Minimum amounts are to be reduced by 15% of the portion of amounts due under the Showtime agreement to the extent that the amounts are not received by the Company ("Showtime Shortfall") until such time as the Banks and/or Sony and, if applicable, the Guarantors under the Bank Guarantee are paid in full. Thereafter, the Mandatory Minimums will be reduced by 100% of the Showtime Shortfall.

As more fully discussed in Note 10 below, utilizing the literal language set forth in the Indentures instead of the Company's Interpretation, the Company did not generate enough Net Cash Flow through the fiscal quarter ended May 31, 1995, to satisfy the Mandatory Minimums. Accordingly, as also more fully described in Note 10, it is possible that the Trustee under the Indenture or the Holders of Talent Notes or Creditor Notes could assert that an event of default should have occurred under each such Indenture at

May 31, 1995. In addition, as more fully discussed in Note 10 below, utilizing the Company's Interpretation, the Company did not generate enough Net Cash Flow through the fiscal quarter ended August 31, 1995 to satisfy the Mandatory Minimums. Accordingly, as more fully described in Note 10, the Trustee under the Indenture or the Holders of Talent Notes or Creditor Notes may elect to accelerate such notes. No such notification has been received by the Company. All outstanding Talent Notes, Creditor Notes and 10% Subordinated Debentures will be redeemed upon consummation of the merger described in Note 9 below.


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





  PER INTERPRETATION

             ESTIMATED ADJUSTED CUMULATIVE MINIMUM AMOUNTS
                          (in thousands)




                FISCAL YEAR ENDED
                 FEBRUARY 28(29)     MAY       AUGUST     NOVEMBER    FEBRUARY

                    1996          $ 36,184    $ 44,772    $ 53,360   $ $ 61,948
                    1997          $ 70,911    $ 79,874    $ 88,838     $ 97,802
                    1998          $113,636    $129,470    $145,304     $161,140
                    1999          $172,040    $182,940    $193,840     $204,741



The Company has made twelve Net Cash Flow distributions in accordance with the Plan. The distributions were made in November 1992, March 1993, June 1993, December 1993, March 1994, June 1994, September 1994, October 1994, December 1994, March 1995, June 1995, and September 1995 respectively. In accordance with the provisions of the Plan and the agreements entered into in connection with the Plan, a Net Cash Flow distribution was not made for the quarter ended August 31, 1993 because the Company did not generate Net Cash Flow. Because distributions of Net Cash Flow are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan and the agreements entered into in connection with the Plan, no assurance can be made as to the amount, if any, of each future distribution. The following table summarizes and describes the allocation of these distributions in accordance with the Plan (in thousands):

                                           Sept.      June     Mar.      Fiscal     Fiscal     11/5/92
                                           1995       1995    1995        1995       1994    to 2/28/93       Total
                                         --------   -------  --------   --------   --------  ----------     ----------

Third Restated Credit Agreement          $8,458     $4,391   $12,154    $50,202     $39,345   $28,619        $143,169

Metromedia Obligation                        --         --        --         --          --        --              --

Sony Obligation                           3,102      1,611     4,458     18,413      17,984    10,497         $56,065

Talent Notes (principal and interest)     1,156        600     1,661      6,861       5,733     3,910         $19,921

Creditor Notes                               --         --        --        164       1,046     1,498          $2,708

10% Subordinated Debentures
  due 2001                                   --         --        --         --          --       977            $977

Interest on 10% Subordinated
  Debentures due 2001                       884        459     1,270      5,083       3,339       519         $11,554
                                        -------      -----   -------    -------     -------    ------        --------
                                        $13,600     $7,061   $19,543    $80,723     $67,447   $46,020        $234,394
                                        =======     ======   =======    =======     =======   =======        ========


Pursuant to the Waiver and Consent dated  as  of  June 30, 1993 under the Third
Restated Credit Agreement, $2,600,000 of the portion of the June 1993 distribution payable pursuant to the Plan to the Company's banks was instead paid to Sony. In accordance with the terms of the Plan, all or part of the portion of Net Cash Flow which would otherwise be payable to holders of Creditor Notes for eleven of the twelve distributions were used to satisfy, in whole or in part, the interest obligation on the 10% Subordinated Debentures. In addition, in accordance with the indenture for the 10% Subordinated Debentures, approximately $1,193,000, $362,000, $525,000 and $898,000, respectively, of the interest due October 1, 1995, April 1, 1995, April 1, 1994 and October 1, 1993 related to the 10% Subordinated Debentures was paid by the issuance of additional debentures. Also, in accordance with the Talent Note indenture, all or a portion of the interest due for the three-month periods ended August 31, 1995, May 31, 1995, November 30, 1994, November 30, 1993 and August 31, 1993 on the Talent Notes was paid by the issuance of additional notes (approximately $566,000, $212,000, $393,000, $410,000 and $405,000,
respectively).

All descriptions of securities above refer to securities issued and, in certain cases estimated amounts of such securities that are yet to be issued, because certain bankruptcy claims have not been resolved.

5.  INCOME TAXES

The provision for income taxes for the three and six months ended August 31, 1995 and 1994 consists of the following (in thousands):


                              Three Months Ended      Six Months Ended
                                    August 31             August 31
                              ------------------      ----------------
                                1995      1994         1995      1994
                              --------  --------      -------  -------

Federal                       $  --      $  --        $  --     $  --
State andlocal                $  --         --          100       100
Foreign                         100        400          200       600
                              -----       ----         ----      ----
                              $ 100      $ 400        $ 300     $ 700
                              =====      =====        =====     =====




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

7.  REVENUE INFORMATION

The sources of the Company's revenues from operations by market for the three and six-month periods ended August 31, 1995 and 1994 are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company derives significant revenues from the foreign distribution of its theatrical motion pictures and television programming. During the three months ended August 31, 1995 and 1994, the Company generated revenues of $9,489,000 and $11,898,000, respectively, from foreign distribution of such product. During the six-month period ended August 31, 1995 and 1994, the Company generated foreign distribution revenues of $20,517,000 and $27,319,000, respectively.

8.  CONTINGENT LIABILITIES

The Company and its subsidiaries are contingently liable with respect to various matters, including litigation in the ordinary course of business and otherwise. Some of the pleadings in various litigation matters contain prayers for material awards including claims arising after the Filing Date from the determination by the Court (or agreement by parties in interest) to allow claims for certain contingencies and other disputed amounts. Based upon management's review of the underlying facts and circumstances and consultation with counsel, management believes such matters will not result in the allowance by the Court of significant additional liabilities which would have a material adverse effect upon the consolidated financial position or results of operations of the Company.

As previously disclosed in the registrant's prior filings including the Annual Report on Form 10-K for the fiscal year ended February 28, 1995, on October 12, 1990, Hemdale Film Corporation ("Hemdale") filed an action against the Company in the Superior Court for Los Angeles alleging various breaches of the agreements between Hemdale and the Company for distribution of the motion pictures "PLATOON", "HOOSIERS" and "THE TERMINATOR". The plaintiff produced these pictures which the Company released. The complaint seeks an accounting and damages purportedly in excess of $30,000,000 and is based on the allegation that the Company paid Hemdale less than it was due under the agreements, used improper accounting practices, refused to permit Hemdale's representatives to conduct appropriate examinations of the Company's books and records and provided Hemdale with allegedly inaccurate and inadequate settlement statements. On December 10, 1990, the Company filed its answer, denying the material allegations of the complaint, asserting that its accounting practices were accurate in all respects. Hemdale has filed a proof of claim substantially based on the allegations in its complaint. As more fully discussed in Part II Legal Proceedings, on or about September 13, 1995 the Court issued an order approving a settlement of the subject claims. The Company had previously made provisions for settlements or judgments related to this litigation and other claims. As the actual settlement amount of this claim was adequately provided for in the above stated provision, the net loss for the six-month period ended August 31, 1995 was not affected.

9.  MERGER AGREEMENT

On April 12, 1995, the Company entered into a Merger Agreement (the "Initial Merger Agreement") which was amended and restated on September 27, 1995 (the "Merger Agreement") with The Actava Group Inc. ("Actava"), MCEG Sterling
Incorporated ("Sterling") and Metromedia International Telecommunications ("MITI"), an affiliate of Metromedia. The Merger Agreement provides that at the effective time of the mergers, the Company, and MITI will be merged in newly-formed subsidiaries of Actava and Sterling will merge with and into Actava. In connection with the merger, Actava will be renamed "Metromedia International Group, Inc.," ("MIG"). The Merger Agreement provides that each share of the Company's outstanding common stock will be converted as follows:
(i) if the average of the last sale price for Actava's common stock on the NYSE for the 20 consecutive trading days ending on the business day immediately preceding the date (the "Determination Date") which is five calendar days prior to the day of the Stockholder Meetings (the "Average Closing Price") is greater than or equal to $10.50, each share of the Company's outstanding common stock will be converted into a number of shares of Actava common stock equal to a fraction, the numerator of which is 11,428,572 and the denominator of which is the number of shares of the Company's common stock outstanding on the business day immediately preceding the Determination Date or (ii) if the Average Closing Price is less than $10.50, each share of the Company's outstanding common stock will be converted into a number of shares of Actava's common stock which can be determined by solving for "Y" in the following formula and dividing "Y" by the number of shares of the Company's common stock outstanding on the business day immediately preceding the Determination Date:

                           "Y"  =        120,000,000
                                Average Closing Price

Assuming that the Determination Date was September 20, 1995, the Company's shareholders would have exchanged each share of the Company's common stock for
 .5714 shares of Actava common stock and collectively the Company's shareholders would have been entitled to receive approximately 28.2% of the surviving
corporation's  common  stock.   The  Actava common stock to be  issued  to  the
Company's, Sterling's and MITI's shareholders in connection with the mergers will be identical to the shares of Actava common stock outstanding.

Metromedia International Group, Inc. will be managed by a three person Office of the Chairman consisting of John W. Kluge, the Company's current Chairman of the Board as Chairman, Stuart Subotnick, the Company's current Vice Chairman as Vice Chairman, and John D. Phillips, President and Chief Executive Officer of Actava, as President and Chief Executive Officer of the MIG.

As previously announced by the Company, Actava, MITI, Sterling and the Company amended and restated on September 27, 1995, the Initial Merger Agreement. The Initial Merger Agreement had provided for among other things, the simultaneous merger of each of the Company, MITI and Sterling with and into Actava, with Actava being the surviving corporation of the mergers. Under the Initial Merger Agreement, in connection with the mergers, Metromedia and certain of its affiliates (together with Metromedia, the "Metromedia Holders"), who are the majority shareholders of the Company and MITI and whose designees constitute more than a majority of the members of the Board of Directors of the Company and one-half of the members of the Board of Directors of MITI, were to exchange (the "Share Exchange") the shares of Actava's common stock, to be received by them in the mergers for an equivalent number of shares of Class A common stock of the surviving corporation of the mergers, and were to contribute to the surviving corporation certain amounts owed to the Metromedia Holders by the Company and its affiliate and an affiliate of MITI in exchange for additional shares of Class A common stock. The shares of Class A common stock were to be entitled to three votes per share and were to be entitled to vote as a separate class to elect six of ten directors to the surviving corporation's Board of Directors.

Actava, the Company, MITI and Sterling have, in the Merger Agreement, amended certain terms of the Initial Merger Agreement and have amended certain related ancillary agreements (such amendments are referred to collectively as the "Amendments") to, among other things, effect the following changes:
   (i) the elimination of the Share Exchange with the result that each shareholder of Actava, the Company, MITI and Sterling will retain or receive the same class of Actava's common stock with the same voting rights (the Initial Merger Agreement provided for the Share Exchange pursuant to which the Metromedia Holders would have received shares of Class A common stock);
   (ii) the merger of the Company and MITI with and into newly formed subsidiaries of Actava (the Initial Merger Agreement had provided for the merger of the Company and MITI directly into Actava);
   (iii) establishing the exchange ratios which determine the number of shares of Actava's common stock that the shareholders of each company will receive in the mergers contemplated by the Merger Agreement on the Determination Date (the Initial Merger Agreement provided that the exchange ratios would be fixed on the business day immediately prior to the special shareholder's meetings);
   (iv) providing for the following changes to the governance of MIG: (a) dividing the Board of Directors into three classes, with each class to be elected for a staggered three-year term, (b) prohibiting shareholder action by written consent in lieu of a meeting, (c) limiting the right to call special meetings of shareholders to the Chairman or Vice Chairman of the Board, and (d) establishing certain procedures that shareholders must follow to nominate directors for election to MIG's Board of Directors and to make certain business proposals at MIG's annual shareholders meetings (the Initial Merger Agreement did not provide for any of the foregoing governance provisions); and
   (v) the inclusion of a covenant providing for the adoption, within 30 days following the consummation of the mergers contemplated by the Merger Agreement, of a shareholder rights plan by the MIG's Board of Directors (the Initial Merger Agreement did not provide for the adoption of a shareholder rights plan).

As a result of the Amendments, following the consummation of the transactions contemplated by the Merger Agreement, the Metromedia Holders will receive the same class of stock and will have the same voting rights as all other shareholders of MIG. No shares of Class A common stock with enhanced voting rights will be authorized or issued. Following consummation of the transactions contemplated by the Merger Agreement, the Metromedia Holders will collectively be the largest shareholders of MIG and will control approximately 33.3% of the outstanding shares of common stock of MIG (assuming (i) that the Determination Date occurred on September 20, 1995, (ii) that certain amounts owed by the Company and its affiliate and an affiliate of MITI to the Metromedia Holders as of such date will be contributed to MIG by the Metromedia Holders in exchange for shares of common stock of MIG and (iii) that all options to acquire shares of MIG's common stock are exercised). In addition, upon consummation of the transactions contemplated by the Merger Agreement, the Company will initially be entitled to designate six of ten directors to MIG's Board of Directors and Actava will initially be entitled to designate four of ten directors to MIG's Board of Directors. The size of MIG's Board of Directors is subject to adjustment under certain circumstances. Thereafter, members of MIG's Board of Directors will be elected by its shareholders in accordance with Delaware law. Under the terms of the Merger Agreement, the Metromedia Holders have retained the right to contribute to MIG certain indebtedness of the Company and its affiliate and an affiliate of MITI owed to the Metromedia Holders if such indebtedness is not refinanced or repaid in full; however; under the Merger Agreement, such contribution will be in exchange for shares of common stock, not for shares of Class A common stock, as was the case under the Initial Merger Agreement.

On March 2, 1995, the Company's Board of Directors formed a special committee (the "Special Committee") to consider the terms of the Merger Agreement and make a recommendation to the full Board of Directors of the Company regarding the Merger Agreement. The Special Committee was formed because the Company's Board of Directors is composed of a majority of persons who are affiliated with Metromedia and because of the Board of Directors' view that in light of the Share Exchange and the simultaneous merger of MITI into Actava, the members of the Board of Directors affiliated with Metromedia could be viewed as having an interest in the transactions contemplated by the Merger Agreement in addition to the interests of the Company stockholders. The members of the Special Committee are Michael I. Sovern, Joel R. Packer and Raymond L. Steele, each of whom the Company considers an independent director. The Special Committee was also authorized and did engage the services of an independent law firm and an independent investment banking firm to offer advice and in the case of the investment banking firm, to render a fairness opinion to the Special Committee. At a September 13, 1995 meeting of the Board of Directors, the Special Committee made its unanimous recommendation that the full Board of Directors approve the Merger Agreement and the full Board of Directors, by unanimous vote, approved the Merger Agreement on such date.

On September 7, 1995, the Company and Chemical Bank entered into a commitment letter with Chemical which provides that Chemical is committed, subject to the satisfaction of certain conditions, to provide certain financing to the Company following consummation of the mergers ("New Orion") as described below. Chemical has committed to fund the entire amount of the facility, but a portion of the commitment may be syndicated to other financial institutions either before or after the effective time of the mergers. Pursuant to the commitment letter with Chemical, at the effective time of the mergers, New Orion, Chemical and the other bank parties thereto will enter into a credit facility (the "New Orion Credit Facility") which will provide for an aggregate of $185 million of financing consisting of a secured term loan of up to $135 million (the "Term Loan") and a revolving credit facility of $50 million, including a $10 million letter of credit facility (the "Revolving Credit Facility"). The Term Loan will be used solely to refinance the Company's obligations to the Banks or the Guarantors and the Plan Debt and the Revolving Credit Facility will be used to finance New Orion's production, acquisition and distribution of motion pictures and for general working capital purposes, as described below.

The Term Loan will bear interest, at New Orion's option, at a rate of LIBOR plus 3% or Chemical's alternative base rate plus 2%. The Revolving Credit Facility will bear interest, at New Orion's option, at a rate of LIBOR plus 1 1/2% or Chemical's alternative base rate plus 1/2%. The Term Loan will have a final maturity date of December 31, 2000 and will amortize in 20 equal quarterly installments commencing on March 31, 1996. The amount of borrowing capacity available under the Term Loan will be up to $135 million based upon a borrowing base for New Orion, calculated using a percentage of its eligible outstanding accounts receivable and credit for New Orion's film library (such borrowing base would currently provide for $135 million of availability under the Term Loan). As a result, in addition to the amortization schedule to be set forth in the New Orion Credit Facility, the New Orion Credit Facility will provide that in the event that the ratio of the value of the eligible accounts receivable in New Orion's borrowing base to the amount outstanding under the Term Loan (the "Borrowing Base Ratio") does not exceed a designated threshold, all cash received by New Orion must be used to prepay principal and interest on the Term Loan until such Borrowing Base Ratio exceeds such designated threshold. To the extent the Borrowing
Base Ratio exceeds the threshold set forth in the New Orion Credit Facility, and is not needed to amortize the Term Loan, New Orion may use excess cash to pay its operating expenses, including the costs of acquiring new film product or new production. The Term Loan and the Revolving Credit Facility will be secured by a first priority lien in all of the stock of New Orion and in substantially all of New Orion's assets, including its accounts receivable and film library. In addition, New Orion will establish a system of lockbox accounts and collection accounts to maintain Chemical's security interest in the cash proceeds of New Orion's accounts receivable. Amounts outstanding under the Revolving Credit Facility will also be guaranteed jointly and severally by Metromedia and by John D. Phillips. Subject to certain conditions, such guarantee may be terminated after five years from the date of commencement of the New Orion Credit Facility. In addition, Metromedia has agreed to guarantee the payment, by the Company to Chemical, of certain fees payable in connection with the execution of the commitment letter with Chemical for the New Orion Credit Facility, and may guarantee the payment of certain of New Orion's accounts receivable included in the borrowing base for the Term Loan.

The New Orion Credit Facility will contain customary covenants including maintenance of corporate existence, compliance with ERISA, maintenance of properties, delivery of certain monthly, quarterly and annual financial information, delivery of budgets and other information regarding new motion picture productions, limitations on the issuance of additional indebtedness and guarantees, limitations on the creation of new liens, limitations on the number of films New Orion may produce simultaneously and the development costs and budgets for such films, limitations on the aggregate amount of unrecouped print and advertising costs New Orion may incur, limitations on the amount of New Orion's leases, capital and overhead expenses, prohibitions on the declaration of dividends or distributions by New Orion, limitations on the merger or consolidation of New Orion or the sale by New Orion of any substantial portion of its assets or stock, and restrictions on New Orion's line of business other than activities relating to the production and distribution of entertainment product. The New Orion Credit Facility will also contain several financial covenants, including requiring maintenance by New Orion of the ratio of New Orion's Free Cash Flow (as defined in the New Orion Credit Facility) to New Orion's cumulative investment in film product above certain specified levels at the end of each fiscal quarter, and requiring that New Orion's cumulative investment in film product not exceed Free Cash Flow by more than $50,000,000. In addition, the New Orion Credit Facility will contain a limitation on the amount of New Orion's net losses above certain levels for each fiscal year beginning with the fiscal year ended December 31, 1996.

The Revolving Credit Facility will contain the following events of default: nonpayment of principal or interest on the facility, the occurrence of a "change of control" (as defined below) of New Orion and an assertion by the guarantors of such facility that the guarantee of such facility is unenforceable. The Term Loan portion of the New Orion Credit Facility will also contain a number of customary events of default including non-payment of principal and interest, the occurrence of a "change of control" of MIG (defined to mean if the Metromedia Holders do not control at least 25% of the outstanding common stock of MIG or if a third party controls more common stock than the Metromedia Holders or is entitled to designate a majority of the members of MIG's Board of Directors), a termination of employment of New Orion's Chief Executive Officer, head of production, General Counsel or Chief Financial Officer and the objection to such person's replacement by the required lenders within a designated period, violation of covenants, falsity of representations and warranties in any material respect, certain cross-default and cross-acceleration provisions, and bankruptcy or insolvency of New Orion or of MIG.

The commitment letter with Chemical for the New Orion Credit Facility will provide for a number of customary conditions precedent to the making of loans to New Orion, including the receipt of certain legal opinions and certificates, absence of any material adverse change in New Orion's business, satisfaction with New Orion's business plan and capital structure, receipt of commitments from other banks and financial institutions to provide financing following consummation of the mergers to MIG's other subsidiaries, satisfaction with the results of Chemical's due diligence investigation of New Orion and MIG, satisfaction with New Orion's management and the investment in New Orion by MIG of certain amounts in the form of equity or subordinated debt which together with the proceeds of the Term Loan is required to refinance in full all of the Company's obligations to the Banks or Metromedia and the Plan Debt. In addition, the special meeting of shareholders of the Company has been set for November 1, 1995 where the shareholders will be asked to vote on a proposal to approve and adopt the Merger Agreement.

The closing of each merger contemplated by the Merger Agreement is also contingent upon the closing of the other mergers contemplated by the Merger Agreement. In addition, the consummation of the mergers contemplated by the Merger Agreement is subject, among other things, to approval by the Boards of Directors and shareholders of the Company and the shareholders of Actava, Sterling and MITI, the receipt of all required consents, the successful refinancing of the currently outstanding amounts owed to the Company's senior secured creditors and holders of Plan Debt, to Actava's Average Closing Price not being less than $8.25, that no material adverse change in the business, assets, prospects, condition or results of operations of the Company, Actava, MITI or Sterling shall have occurred since the date of the Merger Agreement, that the shares of Actava's common stock currently outstanding and to be issued to the shareholders of the Company, MITI and Sterling pursuant to Actava's Mergers shall have been accepted for listing on the New York Stock Exchange, the American Stock Exchange or accepted for quotation on NASDAQ/NMS, the successful completion by Actava and its due diligence review of MITI, the receipt of certain fairness opinions with respect to the mergers, and the receipt of all required regulatory approvals, including approval with respect to the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. There can be no assurance that this proposed refinancing or the mergers contemplated by the Merger Agreement will be consummated.

Metromedia and its affiliates will control the direction and operation of MIG as a result of their ability to designate a majority of the members of the Board of Directors of MIG and will be the largest shareholders of MIG. Due to the existence of common control of the Company and MITI, their respective combination will be accounted for as a combination of entities under common control. As a result, the combination of the Company and MITI will be effected utilizing historical costs for the ownership interests of Metromedia shareholders. The remaining ownership interests of MITI, will be accounted for based on current fair value, as determined by the value of shares received by such holder, in accordance with the purchase method of accounting. The merger of Sterling into the Company will be accounted for as a purchase using the estimated fair value of the shares received by the previous holders of Sterling shares. For accounting purposes only, the Company is deemed to be the acquiror of Actava and Sterling and accordingly the Actava acquisition will be accounted for at fair value. As a result of the reverse acquisition, operations of MIG prior to the merger will be those of the Company rather than Actava.

As discussed elsewhere herein, the Company has been named a defendant in three separate shareholder lawsuits which are attempting to enjoin the mergers contemplated by the Merger Agreement.

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

The poor performance of the Company's pictures released after the Effective Date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse effect on the liquidity of the Company. As described in Note 4, such events had an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony, as discussed below, in fiscal 1995 and fiscal 1996.

As described in Note 4, the Company was obligated to make certain principal payments to its Bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony obligation in October and November 1994, respectively, was obligated to make certain principal payments to Sony pursuant to the Sony obligation in September 1995, and is obligated to make the final principal payments to its Bank lenders under the terms of the Third Restated Credit Agreement on October 20, 1995. The Company did not generate sufficient Net Cash Flow to make the scheduled payments to the Banks and Sony in October and November 1994, respectively, and to Sony in September 1995, and accordingly, the Guarantors under the Bank Guarantee made certain payments to such parties. In addition, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payment to the Banks, on October 20, 1995. The payments made by the Guarantors in October and November 1994, and in September 1995 and any such additional payments made by the Guarantors under the Bank Guarantee on behalf of the Company to the Bank result in such Guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company is obligated to reimburse the amounts paid by the Guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such Guarantors are reimbursed in full.

In addition, as described in Note 4, the Indentures provide that an event of default ("Event of Default") will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of the Plan Debt does not exceed the Mandatory Minimum amounts specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime Agreement which are not received by the Company because of the Showtime Settlement.

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

Utilizing the Mandatory Minimums contained in the Indentures rather than the Interpretation, which the Company believes reflects the agreement of the parties, the Company did not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold specified in the Indentures for the quarter ended May 31, 1995. Accordingly, it is possible that the Trustee under the Indentures or the Holders of Talent Notes or Creditor Notes could assert that an Event of Default should have occurred under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or 40% in aggregate principal amount of either the Talent Notes or the Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes. To date the Company has not received any notification from such Trustee or the Holders of Talent Notes or Creditor Notes that an Event of Default has occurred under either Indentures and no such acceleration has
occurred.   Should  such  acceleration under the  Indentures occur, the
Company, absent other financing arrangements,  may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. Notwithstanding the literal language of the Indentures, the Company believes, however, that no such Event of Default has occurred for the quarter ended May 31, 1995 because the language set forth in the Indentures does not reflect the intention of the Company and the representatives of the Plan Debt who negotiated such provisions and utilizing the Company's view that the agreement of the parties is not reflected in the language of the Indentures and that the Indentures should be reformed to set forth the quarterly Mandatory Minimum thresholds for each fiscal quarter, as specified in Note 4 above, the Company generated sufficient Net Cash Flow to satisfy the Mandatory Minimums for the fiscal quarter ended May 31, 1995. The Company did not generate sufficient Net Cash Flow to satisfy such reformed quarterly Mandatory Minimums at the quarter ended August 31, 1995. Because the Company did not satisfy the Mandatory Minimum thresholds at the quarter ended August 31, 1995, an Event of Default occurred under the Indentures on such date. As a result the Trustee or Holders of such Notes could cause an acceleration of such Notes as described above. No notification has been received by the Company. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. As more fully described in Note 9, the Company has entered into the Merger Agreement to combine the Company with Actava, Sterling and MITI. A condition to consummation of the mergers is the refinancing of all the Company's Plan Debt and its obligations to the Banks or the Guarantors, so as to ease the cash flow burden on MIG and avoid an acceleration of the Notes pursuant to the Indentures. The Company will use the proceeds of the Term Loan, cash provided by Actava, and its own cash on hand to repay all its senior obligations to the Banks or the Guarantors and redeem all of the Plan Debt. The Talent Notes and Creditor Notes would be redeemed at 100% of their principal amount and the 10% Subordinated Debentures at 95% of their principal amount (plus accrued interest, if any) at the effective time of the mergers. There can be no assurance that this proposed refinancing or the mergers contemplated by the Merger Agreement will be consummated.

As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1996, as well as insufficient liquidity to meet its obligations in fiscal 1996 as described above.

The Company continues to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product on a nonrecourse basis as permitted under the Plan. Since the Effective Date, the Company has been able to acquire some new product with nonrecourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite nonrecourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system. In addition, the Company will pursue additional nonrecourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a nonrecourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining nonrecourse financing as described above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. To date such activities have not resulted in the receipt of material amounts by the Company. In addition to the mergers described above, the Company continues to consider its alternatives in connection with the payment shortfall to the holders of the Plan Debt including other restructuring or refinancing of such Plan Debt. Despite these intentions, there can be no assurance that any transaction, restructuring or refinancing will be consummated or that the Company will be able to generate sufficient Net Cash Flow to avoid an acceleration of the Talent Notes and Creditor Notes in fiscal 1996.

                          ORION PICTURES CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


On December 11 and 12, 1991 (the "Filing Date"), the Company and certain of its subsidiaries filed petitions for relief under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Court"). The Company filed its "Debtors' Joint Consolidated Plan of Reorganization" as amended July 24, August 7, September 3 and October 20, 1992 (the "Plan") with the Court on July 13, 1992. On October 20, 1992, the Court confirmed the Plan which became effective on November 5, 1992 (the "Effective Date"). The Plan and the Company's reorganization activities are more fully described in "Liquidity and Capital Resources" below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended February 28, 1995 (the "1995 Annual M,D & A") for a further discussion of the Company's Plan of Reorganization and the implications thereof.

On September 27, 1995, the Company, the Actava Group Inc. ("Actava"), MCEG Sterling Incorporated ("Sterling"), International Tell, Inc. ("ITI") and Metromedia International Inc. ("MITI"; and together with ITI, "MITI") signed an Amended and Restated Agreement and Plan of Merger dated September 27, 1995 to combine the foregoing companies (the "Merger Agreement") into a new company to be called "Metromedia International Group, Inc.", as is more fully described in
Note 9 of Notes to Condensed Consolidated Financial Statement ("Note 9").

RESULTS OF OPERATIONS

During the second quarter of the fiscal year ending February 29, 1996 ("fiscal 1996"), the Company recorded a net loss of $9,110,000 on revenues of $31,187,000. During the second quarter of the preceding year ("fiscal 1995"), the Company recorded a net loss of $16,280,000 on revenues of $29,487,000.

For the first six months of fiscal 1996, the Company reported a net loss of $18,871,000 on revenues of $73,419,000. For the first six months of fiscal 1995 the Company reported a net loss of $28,384,000 on revenue of $113,244,000.

Certain factors should be considered when evaluating the Company's results of operations in the second quarter of both fiscal 1996 and fiscal 1995. First, as previously disclosed, approximately two-thirds of the Company's film inventories are stated at amounts approximating their estimated net realizable value and do not result in the recording of gross profit upon recognition of related revenues. A significant portion of recorded revenues in the second quarter of both fiscal 1996 and fiscal 1995 related to such inventory product. In addition, the Company recorded approximately $4,000,000, and $7,900,000 respectively, of writedowns on this product in the second quarter of fiscal 1996 and 1995 including in the second quarter of fiscal 1995, $2,600,000 of writedowns to net realizable value on certain then unreleased product. Thus, gross profit from profitable pictures (before the effect of the writedowns in the second quarter of both fiscal 1996 and 1995 described above), was insufficient to cover selling, general and administrative and interest costs recognized during each quarter.

THREE MONTHS ENDED AUGUST 31 (1995 VS 1994)

           REVENUES

The following table sets forth the sources of the Company's revenues from operations by market during the second quarter of fiscal 1996 and 1995 (in thousands):



                                                   Three Months Ended
                                                       August 31,
                                                   ------------------
                                                     1995      1994
                                                   --------  --------


Theatrical distribution                            $ 1,216    $ 1,171
Television and video distribution:
   Home video direct distribution                    7,663      7,838
   Home video subdistribution                        2,111      1,785
   Pay television                                    3,284      2,394
   Free television and other                        16,913     16,299
                                                   -------    -------
      Total television and video distribution       29,971     28,316
                                                   -------    -------
                                                   $31,187    $29,487
                                                   =======    =======



           THEATRICAL REVENUES

During the current quarter, the Company released two titles in the domestic theatrical marketplace that were acquired utilizing non-recourse financing under the restrictions of the Plan. These titles did not contribute significant revenues during the current quarter.

The Company's ability to produce or acquire additional product for distribution is limited, therefore, revenues from theatrical distribution after the third quarter of fiscal 1995 will depend entirely on the Company's ability to produce or acquire additional product.

           HOME VIDEO REVENUES

The distribution of product that was acquired utilizing non-recourse financing or acquired for distribution on a fee only basis in the domestic home video rental market through Orion Home Video ("OHV") accounted for over one-half of the Company's home video direct distribution revenues during the current year's second quarter. A substantial portion of the remaining revenues were derived from "sell-thru" (i.e. lower priced) sales of the Company's library titles. Approximately one quarter of the Company's home video direct distribution revenues in the previous year's second quarter was derived from the release of one of the Company's theatrical releases in the domestic home video rental market. No individual picture generated significant home video subdistribution revenues during the second quarter of fiscal 1996 or 1995.

Furthermore, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan with regard to the investment in the production of new theatrical product, are likely to continue to have an adverse effect on quarterly revenues in both the home video direct distribution and subdistribution market for the foreseeable future.

           PAY TELEVISION REVENUES

During the second quarter of both fiscal 1996 and 1995, no titles became available for exclusive exhibition in the pay cable market pursuant to a settlement (the "Showtime Settlement") reached with Showtime Networks Inc. ("Showtime") as described in Note 4 of Notes to Condensed Consolidated Financial Statements ("Note 4").

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

           FREE TELEVISION REVENUES

The Company's free television revenues in the three months ended August 31, 1995 and 1994 included approximately $4,700,000 and $7,200,000, respectively, of license fees recognized from the availability in a number of foreign territories of certain of the Company's theatrical titles. Free television revenues in the current quarter also include fees from the availability to Lifetime of six pictures under the Company's two major agreements with that basic cable network compared to seven pictures in the prior year's second quarter.

           GROSS PROFIT (LOSS)

No film generated significant gross profit in either the current or prior year's second quarter. Furthermore, as previously disclosed, approximately two-thirds of the Company's film inventories are stated at estimated net realizable value and do not result in the recording of gross profit upon the recognition of related revenues. A large portion of recorded revenues in the second quarter of fiscal 1996 and 1995 relate to this product. In addition, the prior year's second quarter was adversely affected by $2,600,000 of writedowns to net realizable value, based upon preliminary results, of the two films that were released in September 1994. In addition, as is done every quarter, the Company performed a review of its inventory of film product and, where appropriate, adjusted values of films in release to reflect current estimates of net realizable value. Such writedowns aggregated approximately $4,000,000 and $5,300,000 in the second quarter of fiscal 1996 and 1995, respectively.

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

           INTEREST EXPENSE

Interest expense for the three months ended August 31, 1995 decreased $522,000 (7%) from the previous year's quarter from $7,266,000 to $6,744,000. This decrease, which primarily reflects reduced interest charges on lower outstanding debt balances as principal payments continue to reduce the Company's debt, was partially offset by increased interest rates.

           PROVISION FOR INCOME TAXES

The provision for income taxes on operations in the second quarter of both fiscal 1995 and fiscal 1996 are partially based on an estimate of the effective tax rate for the entire year. Only a portion of the provisions are offset by losses from operations because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur. The provision for income taxes for the three months ended August 31, 1995 and 1994 are attributable to foreign remittance taxes.

SIX MONTHS ENDED AUGUST 31 (1995 VS. 1994)

        REVENUES

The following table sets forth the sources of the Company's revenues from operations by market during the first six months of fiscal 1996 and 1995 (in thousands):
                                                    Six Months Ended
                                                       August 31,
                                                  --------------------
                                                     1995      1994
                                                  ---------- ---------
Theatrical distribution                           $  2,074   $  6,317
Television and video distribution:
  Home video direct distribution                    21,783     22,740
  Home video subdistribution                         2,516      4,401
  Pay television                                    14,869     46,345
  Free television and other                         32,177     33,441
                                                  --------   --------
     Total television and video distribution        71,345    106,927
                                                  --------   --------
                                                  $ 73,419   $113,244
                                                  ========   ========


           THEATRICAL REVENUES

Approximately 61% of the Company's theatrical revenues during the first two quarters of fiscal 1995 were derived from the distribution of three theatrical films in the domestic theatrical market place. During the current six-month period, the Company released three titles in the domestic theatrical market place that were acquired using non-recourse financing under the restrictions of the Plan. None of these films contributed significant revenues during the current six-month period and accordingly theatrical revenues decreased 67% to $2,074,000 for the six months ended August 31, 1995 as compared to $6,317,000 for the six months ended August 31, 1994.

Pursuant to the terms of the Plan and the related Plan documents, the Company's ability to produce or acquire additional product for distribution is limited. Accordingly, revenues from theatrical distribution after the third quarter of fiscal 1995 depend entirely on the Company's ability to produce or acquire additional product.

           HOME VIDEO REVENUES

The distribution of "BLUE SKY" in the domestic home video rental market accounted for approximately 34% of the Company's home video direct distribution revenues during the current six-month period. The distribution of "ROBOCOP 3" and " CAR 54, WHERE ARE YOU?" in the domestic home video rental market and of "DANCES WITH WOLVES" in the domestic home video "sell-thru" market through OHV accounted for approximately 54% of the Company's home video direct distribution revenues during the six months ended August 31, 1994. No picture generated significant home video subdistribution revenues during the first two quarters of fiscal 1996 or 1995. Furthermore, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan and the related Plan documents with regard to the ability of the Company to invest in the production of new theatrical product, are likely to have an adverse effect on quarterly revenue in this market for the foreseeable future.

The Company's home video subdistribution revenue is primarily generated in the foreign market place. Beginning in fiscal 1992, the Company's foreign home video releases began to be distributed under the subdistribution agreement with Sony described in the Company's 1995 Form 10-K. Under the terms of such agreement, which was entered into in February 1990, and amended and restated as of October 20, 1992, the Company received a substantial advance against the performance of the 23 pictures (amended from 50 pictures) covered by the agreement. Revenues recorded to date and to be recorded under this agreement in future periods will be less than amounts that would have been recorded under previous performance-based subdistribution agreements due to the receipt of the substantial advance.

           PAY TELEVISION REVENUES

During the first six months of fiscal 1996, three titles became available for exclusive exhibition in the pay cable market pursuant to the Showtime
Settlement reached with Showtime, compared to nine titles which became available in the first six months of fiscal 1995. Pay television revenues for the current six-month period included approximately $8,700,000 from the recognition of license fees on these titles, compared to approximately $40,000,000 in the prior year's six-month period ended August 31, 1994.

The majority of the remainder of the Company's revenue in this market for the first six months of each fiscal year was recorded upon the availability of various titles under certain foreign pay television agreements.

Furthermore, as described above, the prior year's six-month period included a one time recognition of significant domestic pay revenues due to the Showtime Settlement. The reduced license fees under the Showtime Settlement, the Company's reduced theatrical release schedule beginning in fiscal 1992, and the limitations of the Plan with regard to the investment in the production of new theatrical product, are likely to have an adverse effect on quarterly revenues in this market for the foreseeable future.

          FREE TELEVISION REVENUES

The Company's free television revenues in each of the fiscal 1996 and 1995 six-month periods included approximately $12,000,000 and $16,700,000, respectively, of license fees recorded upon the availability in a number of foreign territories of certain of the Company's theatrical titles. Free television revenues in the fiscal 1996 six-month period also includes approximately $12,400,000 of license fees from the availability to Lifetime of 11 pictures under the Company's two major agreements with that basic cable network, which compares to 12 titles and approximately $9,300,000 of license fees in the previous six-month period.

           GROSS PROFIT (LOSS)

The Company's gross profit from operations for the six months ended August 31, 1995 increased $8,578,000 from the previous year's six-month period from ($1,691,000) to $6,887,000.

No title contributed significantly to gross profit in the first six months of fiscal 1996. In the first six months of fiscal 1995 gross profit was favorably affected by the recognition of approximately $40,000,000 of domestic pay television license fees on nine titles pursuant to the Showtime Settlement as described above and in Note 4. These nine titles accounted for approximately $6,600,000 in gross profit during the period. However, this contribution to gross profit was adversely affected by the recording of writedowns to the estimated net realizable value of the carrying amounts of the three domestic theatrical releases in that six-month period. These writedowns aggregated approximately $6,500,000. In addition, a writedown to estimated net realizable value of approximately $2,600,000 was recorded due to the preliminary results of the two previously unreleased titles that were released in September 1994.

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

           INTEREST EXPENSE

Interest expense for the six months ended August 31, 1995 decreased $750,000 (5%) from the prior year's six-month period from $14,421,000 to $13,671,000. This decrease which primarily reflects reduced interest charges on lower outstanding debt balances as principal payments continue to reduce the Company's debt was partially offset by increased interest rates.

           PROVISION FOR INCOME TAXES

The provision for income taxes for the first six months of both fiscal 1996 and 1995 are partially based upon an estimate of the effective rate for the entire year. Only a portion of the provisions are offset by losses from operations because of certain foreign and state taxes which cannot be mitigated by such losses. In addition, foreign taxes are provided for certain transactions in the period in which they occur.

The provision for income taxes for the six months ended August 31, 1995 and 1994 are attributable to foreign remittance taxes and minimum state taxes.

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

Before the filing of the Company's petitions under chapter 11, the Company had as an operating plan to release each year approximately 12 to 15 theatrical motion pictures which the Company fully or substantially financed. Prior to the filing, all new production was halted leaving the Company with only 12 largely completed but unreleased motion pictures at the Filing Date. In addition, under the Plan, the Company's ability to produce or invest in new theatrical product is severely limited as described above. Accordingly the Company released only five, four, and three of such theatrical motion pictures in the domestic marketplace in fiscal 1995, 1994, and 1993, respectively. This reduced release schedule described above is likely to have an adverse impact on results of operations for the foreseeable future. Furthermore, as described in
Note 3, approximately two-thirds of the Company's film inventories at August 31, 1995 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. Accordingly, selling, general and administrative costs and interest expense in future periods are likely to exceed gross profit recognized in each period, which will result in the reporting of net losses for financial reporting purposes for the foreseeable future.

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

For a period of five years from the Effective Date, the Company's By-laws provide that the Company must cause certain Directors not affiliated with Metromedia to be included in the Company's slate of directors nominated for election by the Company's shareholders. One of such nominees is to be a member of the Executive Committee of the Board of Directors of the reorganized Company.

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

To the extent that the Company generates Net Cash Flow, the Company is required to make principal payments with respect to the Banks and Sony and to its holders of its Plan Debt at least quarterly out of Net Cash Flow. Net Cash Flow as defined in the Plan generally provides for the payment of operating costs as incurred. Because distributions are dependent upon the Company's ability to generate Net Cash Flow and are determined for specified periods in accordance with the Plan, no assurance can be made as to the amount, if any, of each future distribution. See Note 4 for a schedule of the Company's Net Cash Flow payments since the Effective Date.

The poor performance of the Company's pictures released after the Effective Date and the reduction pursuant to the Showtime Settlement from the contractual amounts which otherwise would be payable by Showtime under the Showtime Agreement, have had an adverse effect on the liquidity of the Company. As described in Note 4, such events had an adverse effect on the Company's ability to meet its obligations under the Third Restated Credit Agreement and to Sony, as discussed below, in fiscal 1995 and fiscal 1996.

As described in Note 4, the Company was obligated to make certain principal payments to its Bank lenders under the terms of the Third Restated Credit Agreement and to Sony pursuant to the Sony obligation in October and November 1994, respectively, was obligated to make certain principal payments to Sony pursuant to the Sony obligation in September 1995, and is obligated to make the final principal payments to its Bank lenders under the terms of the Third Restated Credit Agreement on October 20, 1995. The Company did not generate sufficient Net Cash Flow to make the scheduled payments to the Banks and Sony in October and November 1994, respectively, and to Sony in September 1995, and accordingly, the Guarantors under the Bank Guarantee made certain payments to such parties. In addition, the Company does not currently believe it will generate sufficient Net Cash Flow to make the scheduled final maturity payment to the Banks, on October 20, 1995. The payments made by the Guarantors in October and November 1994, and in September 1995 and any such additional payments made by the Guarantors under the Bank Guarantee on behalf of the Company to the Bank result in such Guarantors becoming subrogated to the Banks' and Sony's portion of the Company's Net Cash Flow following payment in full of the Company's obligations to the Banks and Sony. The Company is obligated to reimburse the amounts paid by the Guarantors under the Bank Guarantee on the Company's behalf, plus interest, out of the portion of the Company's Net Cash Flow previously allocable to the Banks and Sony until such Guarantors are reimbursed in full.

In addition, as described in Note 4, the Indentures provide that an Event of Default will occur under such Indentures if the aggregate amount of Net Cash Flow paid by the Company to the holders of the Plan Debt does not exceed the Mandatory Minimums specified in the Indentures. The Indentures also provide, however, that the Mandatory Minimums will be reduced by certain net amounts due under the Showtime Agreement which are not received by the Company because of the Showtime Settlement.

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

Utilizing the Mandatory Minimums contained in the Indentures rather than the Interpretation, which the Company believes reflects the agreement of the parties, the Company did not generate sufficient Net Cash Flow to satisfy the Mandatory Minimum threshold specified in the Indentures for the quarter ended May 31, 1995. Accordingly, it is possible that the Trustee under the Indentures or the Holders of Talent

Notes or Creditor Notes could assert that an Event of Default should have occurred under each such Indenture on such date. Upon the occurrence and continuation of an Event of Default, the Trustee under each of the Indentures or 40% in aggregate principal amount of either the Talent
Notes or the Creditor Notes could cause an immediate acceleration of the entire principal amount of such Notes. To date the Company has not received any notification from such Trustee or the Holders of Talent Notes or Creditor Notes that an Event of Default has occurred under either Indentures and no such acceleration has occurred. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. Notwithstanding the literal language of the Indentures, the Company believes, however, that no such Event of Default has occurred for the quarter ended May 31, 1995 because the language set forth in the Indentures does not reflect the intention of the Company and the representatives of the Plan Debt who negotiated such provisions and utilizing the Company's view that the agreement of the parties is not reflected in the language of the Indentures and that the Indentures should be reformed to set forth the quarterly Mandatory Minimum thresholds for each fiscal quarter, as specified in Note 4 above, the Company generated sufficient Net Cash Flow to satisfy the Mandatory Minimums for the fiscal quarter ended May 31, 1995. The Company did not generate sufficient Net Cash Flow to satisfy such reformed quarterly Mandatory Minimums at the quarter ended August 31, 1995. Because the Company did not satisfy the Mandatory Minimum thresholds at the quarter ended August 31, 1995, an Event of Default occurred under the Indentures on such date. As a result the Trustee or Holders of such Notes could cause an acceleration of such Notes as described above. No notification has been received by the Company. Should such acceleration under the Indentures occur, the Company, absent other financing arrangements, may be forced to seek protection under chapter 11 of the United States Bankruptcy Code. As more fully described in Note 9, the Company has entered into the Merger Agreement to combine the Company with Actava, Sterling and MITI. A condition to consummation of the mergers is the refinancing of all the Company's Plan Debt and its obligations to the Banks and the Guarantors, so as to ease the cash flow burden on MIG of the mergers and avoid an acceleration of the Notes pursuant to the Indentures. The Company will use the proceeds of the Term Loan, cash provided by Actava, and its own cash on hand to repay all its senior obligations to the Banks or the Guarantors and redeem all of Plan Debt. The Talent Notes and Creditor Notes would be redeemed at 100% of their principal amount and the 10% Subordinated Debentures at 95% of their principal amount (plus accrued interest, if any) at the effective time of the mergers. There can be no assurance that this proposed refinancing or the mergers contemplated by the Merger Agreement will be consummated.

As previously discussed herein, the Company anticipates net losses for financial reporting purposes for fiscal 1996, as well as insufficient liquidity to meet its obligations in fiscal 1996 as described above.

The Company continues to exploit its existing library of product in order to generate Net Cash Flow. The Company is also actively pursuing a number of steps aimed at improving its operating results to date and increasing its Net Cash Flow by acquiring or producing new product on a nonrecourse basis as permitted under the Plan. Since the Effective Date, the Company has been able to acquire some new product with nonrecourse financing. In order to further exploit its existing distribution apparatus, the Company will continue to actively seek to attract the requisite nonrecourse financing to fund the acquisition and distribution costs of new theatrical and home video product, which would be distributed by the Company through its distribution system. In addition, the Company will pursue additional nonrecourse financing for the production of new product, which the Company is also permitted to engage in under the Plan on a nonrecourse basis or through certain unrestricted subsidiaries. If the Company is successful in obtaining nonrecourse financing as described above, the contribution to the Company's liquidity will generally be in the form of a distribution fee. To date such activities have not resulted in the receipt of material amounts by the Company. In addition to the mergers described above, the Company continues to consider its alternatives in connection with the payment shortfall to the holders of the Plan Debt including other restructuring or refinancing of such Plan Debt. Despite these intentions, there can be no assurance that any transaction, restructuring or refinancing will be consummated or that the Company will be able to generate sufficient Net Cash Flow to avoid an acceleration of the Talent Notes and Creditor Notes in fiscal 1996.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

   1. THE CHAPTER 11 CASES

      The Company may continue to be a party to numerous contested matters and adversary proceedings pending against it in the Court seeking a variety of forms of relief, including, without limitation, motions (a) to approve settlements and compromises, and (b) to allow or disallow claims. Other matters and claims may be referenced in the Disclosure Statement filed by Debtors with the Court on July 24, 1992, as amended, and approved by such Court by order dated September 8, 1992. The Company also has the right to file such motions or actions as may be necessary to implement and enforce the terms of the Plan.

      Pursuant to section 362 of the Bankruptcy Code an automatic stay went into effect when the Debtors commenced their chapter 11 cases. The automatic stay halted, among other things, all pending litigation and prevented the commencement of all judicial, administrative or other proceedings against the Debtors that were or could have been commenced before the commencement of the bankruptcy case. Pursuant to paragraph 35 of the Confirmation Order, any action which had been stayed by operation of section 362(a) of the Bankruptcy Code continues to be stayed pursuant to sections 1141(d) and 105(2) of the Bankruptcy Code, absent special relief which the Court could grant.

   2. THE LITIGATION-BASED CLAIMS

      HEMDALE FILM CORPORATION V. ORION PICTURES CORPORATION, (Los Angeles County Superior Court, Case No. RCO12594). On or about September 13, 1995 the Court issued an order approving a settlement of the subject claims. The settlement approved by the Court involves, INTER ALIA, an exchange of releases, dismissal of pending litigation claims and the allowance of a claim within Class 6 of the Plan. On or about September 15, 1995, the United States Bankruptcy Court for the Central District of California which is administering the bankruptcy case involving NSB Film Corporation, formerly known as Hemdale, also issued an order approving the settlement of the subject claims. No appeal was taken from either of the orders of the two bankruptcy courts approving the settlement.

      PACIFIC WESTERN PRODUCTIONS, INC., ET AL. V. HEMDALE FILM CORPORATION AND ORION PICTURES CORPORATION, ET AL., (Los Angeles County Superior Court, Case No. RCO12873). On or about September 26, 1995, the Court entered an order granting a motion made by the Company and expunging all claims filed by or on behalf of the Pacific Western Productions claimants on the ground INTER ALIA, that the Pacific Western Productions claimants had failed to establish that they were intended third-party beneficiaries of the various distribution agreements between, INTER ALIA, the Company and NSB Film Corporation, formerly known as Hemdale Film Corporation. The Company's motion was unopposed and no appeal of the expungement order was taken.

      SHARON BADAL V. ORION PICTURES CORPORATION, (United States District Court, Southern District of New York, Case No. 91 Civ. 4288). The Court has entered an order approving a settlement of all claims filed by or on behalf of Sharon Badal. The settlement involves, INTER ALIA, a covenant not to sue the Company, dismissal of pending litigation claims and the allowance of a general unsecured claim. No appeal of the settlement approval order was taken.

      Antitrust and Similar Proceedings - JOSEPH SOFFER D/B/A CINE 1-2-3-4 V. ORION PICTURES DISTRIBUTION CORPORATION, ET AL., (United States District Court for the District of Connecticut). The hearing on objections to the claim has been adjourned to October 18, 1995. Settlement negotiations are ongoing. THE MOVIE V. ORION PICTURES DISTRIBUTION CORPORATION, ORION CLASSICS, ET AL. (United States District Court for the Northern District of California, Case No.
C86-203-90RPA).   The  Court  has
entered an order approving settlement of all claims filed by or on behalf of The Movie. The settlement involves, INTER ALIA, an exchange of releases, dismissal of pending litigation claims and the allowance of a general unsecured claim within Class 7 of the Plan. No appeal of the settlement approval order was taken.

   3. OTHER CLAIMS ISSUES

      The Company filed numerous claims objections with the Bankruptcy Court, both prior to and after the Effective Date of the Plan. Most of these objections have been granted by the Bankruptcy Court or consensually resolved, but certain disputes remain outstanding and ultimately will be disposed of through negotiations or contested hearings before the Bankruptcy Court

   4. SHAREHOLDER ACTION ARISING OUT OF PROPOSED TRANSACTION

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

      HARRY LEWIS V. JOHN W. KLUGE, LEONARD WHITE, STUART SUBOTNICK, SILVIA KESSEL, JOEL PACKER, MICHAEL I. SOVERN, RAYMOND L. STEEL, ARNOLD L. WALKER, STEPHEN WERTHEIMER, ACTAVA GROUP, INC. AND ORION PICTURES CORP. (Delaware Chancery Court, C.A. No. 14234); complaint filed April 17, 1995. The Company, each of its directors and Actava have been named in this purported class action lawsuit, which was filed after the execution of the Merger Agreement. The complaint contains similar allegations and seeks similar relief to the KRIM case described above. The Company and its directors have obtained an extension of time to answer to complaint.

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

      Each of the KRIM action, the LEWIS action and the SWEENEY action are at a preliminary stage. In the case of KRIM and LEWIS, each of the defendants has not responded to the complaint; in the case of SWEENEY, only Actava has responded to the complaint. No discovery has been taken and plaintiffs have not yet moved for class certification in any of the actions. Certain of the defendants have engaged in settlement talks with plaintiffs' counsel in each of the KRIM, LEWIS and SWEENEY actions. Such talks have not resulted in an agreement to settle any of the actions.

   5. OTHER LITIGATIONS

      CINEFIN CORPORATION V. ORION PICTURES CORPORATION ET AL. (Los Angeles County Superior Court; Case No. BC135254) On September 13, 1995, plaintiff CineFin Corporation ("CineFin") filed an action against the Company, asserting causes of action for breach of contract. The Complaint alleges that the Company wrongfully terminated and otherwise breached certain written agreements with CineFin, specifically, the Multiple Picture Submission/Distribution Agreement and the Sales Representative Agreement, which respectively provided, INTER ALIA, that the Company would distribute, in various domestic markets, certain motion pictures financed and produced by CineFin, and that CineFin would act as a sales representative for the Company's product in certain international markets (the "CineFin Territory"). Plaintiff seeks unspecified compensatory damages, alleged to exceed $100 million with respect to the Sales Representative Agreement, plus attorneys fees and costs. Plaintiff also seeks provisional and permanent injunctive relief restraining the Company from soliciting sales of the Company's product in the CineFin Territory. The Company's Answer is due on October 16, 1995. The Company believes that it has meritorious defenses to the claims made against it in this action, and believes it has meritorious claims, which it indends to pursue, against Cinefin.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

   (A) EXHIBITS

   11. - Statement Re: computation of per-share earnings


   (B) REPORTS ON FORM 8-K

The Registrant filed a Current Report on Form 8-K on September 7, 1995, The Registrant filed a Current Report on Form 8-K on September 14, 1995, The Registrant filed a Current Report on Form 8-K on September 28, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ORION PICTURES CORPORATION
                                   (Registrant)



Dated:     October 16, 1995        \S\ CYNTHIA A. FRIEDMAN
                                   ---------------------------
                                   Cynthia A. Friedman
                                   Senior Vice President and
                                   Chief Financial Officer